Form 10-Q
period 1996-03-31
EPIC DESIGN TECHNOLOGY INC /CA/
filed 1996-05-14
CIK 929457

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-24756


                          EPIC DESIGN TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                77-0135608
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification Number)

                              310 NORTH MARY AVENUE
                           SUNNYVALE, CALIFORNIA 94086
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (408) 988-2997
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X           No
                                 ---             ---

         As of March 31, 1996 there were 12,686,205 shares of the Registrant's Common Stock outstanding.


================================================================================

                          EPIC DESIGN TECHNOLOGY, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                Page No.
PART I - FINANCIAL INFORMATION

         ITEM 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -                              3
                    March 31, 1996 and September 30, 1995

                  Condensed Consolidated Statements of Operations                      4
                    For the three months and six months ended
                    March 31, 1996 and 1995

                  Condensed Consolidated Statement of Cash Flows                       5
                    For the six months ended March 31, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements             6 - 7


         ITEM 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       8 - 13

PART 11 - OTHER INFORMATION

         ITEM 6 - Exhibits and Reports on Form 8-K                                    14


                  Signatures                                                          15

                  Index of Exhibit                                                    16

PART  I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          EPIC DESIGN TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                   MARCH 31,    SEPTEMBER 30,
                                                                                     1996          1995(1)
                                                                                     ----          ------
ASSETS

Current assets:

       Cash and equivalents                                                        $10,409         $11,247
       Short-term investments                                                       23,208          16,671
       Accounts receivable (net of allowances of $121 and $79)                       4,206           2,937
       Prepaid expenses and other assets                                               993             607
       Deferred income taxes                                                           978             978
                                                                                   -------         -------
           Total current assets                                                     39,794          32,440

Property and equipment - net                                                         3,151           2,337
Other assets                                                                           872           1,004
                                                                                   -------         -------
           Total assets                                                            $43,817         $35,781
                                                                                   =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                            $   588         $   878
       Income taxes payable                                                            111             414
       Accrued liabilities                                                           4,926           4,529
       Deferred revenue and customer deposits                                        3,925           3,035
                                                                                   -------         -------
           Total current liabilities                                                 9,550           8,856
                                                                                   -------         -------

Shareholders' equity:
       Convertible preferred stock, no par value: 5,000,000 shares
           authorized; none outstanding                                                 --              --
       Common stock, no par value :20,000,000 shares authorized; 12,686,205
           and 12,133,589 shares issued and outstanding                             28,056          24,864
       Unrealized gain (loss) on investments                                            (4)             10
       Deferred stock compensation                                                    (156)           (203)
       Retained earnings                                                             6,371           2,254
                                                                                   -------         -------
           Total shareholders' equity                                               34,267          26,925
                                                                                   -------         -------

           Total liabilities and shareholders' equity                              $43,817         $35,781
                                                                                   =======         =======

      See accompanying notes to Condensed Consolidated Financial Statements

      (1) The information in this column was derived from the Company's audited consolidated balance sheet as of September 30, 1995.

                          EPIC DESIGN TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                               MARCH 31,           MARCH 31,
                                           ------------------  ----------------
                                            1996      1995      1996      1995
                                            ----      ----      ----      ----
Revenue:

      License                              $ 8,532   $ 4,431   $15,820   $ 8,200
      Service                                1,990     1,017     4,141     1,770
                                           -------   -------   -------   -------
                Total revenue               10,522     5,448    19,961     9,970
                                           -------   -------   -------   -------

Costs and expenses:
      Cost of license                          306       281       760       537
      Cost of service                          431       209       801       408
      Sales and marketing                    3,252     2,006     6,377     3,630
      Research and development               2,465     1,251     4,530     2,298
      General and administrative               776       511     1,520     1,068
                                           -------   -------   -------   -------
                Total operating expenses     7,230     4,258    13,988     7,941
                                           -------   -------   -------   -------

Income from operations                       3,292     1,190     5,973     2,029

Interest income - net                          280       210       562       341
                                           -------   -------   -------   -------

Income before income taxes                   3,572     1,400     6,535     2,370

Provision for income taxes                   1,322       490     2,418       830
                                           -------   -------   -------   -------

Net income                                 $ 2,250   $   910   $ 4,117   $ 1,540
                                           =======   =======   =======   =======


Net income per share                       $  0.16   $  0.07   $  0.30   $  0.12
                                           =======   =======   =======   =======


Shares used in per share computation        13,882    13,116    13,830    12,694
                                           =======   =======   =======   =======


      See accompanying notes to Condensed Consolidated Financial Statements

                          EPIC DESIGN TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                      SIX MONTHS ENDED
                                                                         MARCH 31,
                                                                      ----------------
                                                                     1996        1995
                                                                     ----        ----
Cash Flows from Operating Activities:
     Net income                                                    $  4,117    $  1,540
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                846         375
           Amortization of deferred stock compensation                   47         100
           Deferred rent
           Changes in assets and liabilities:
               Accounts receivable                                   (1,269)       (539)
                Prepaid expenses and other assets                      (386)       (692)
               Accounts payable                                        (290)        118
                Income taxes payable                                   (303)       (754)
                Accrued liabilities                                     397       1,241
               Deferred revenue and customer deposits                   890         680
                                                                   --------    --------
            Net cash provided by operating activities                 4,049       2,069
                                                                   --------    --------

Cash Flows from Investing Activities:
     Purchases of short-term investments                            (26,055)    (16,152)
     Maturities of short-term investments                            19,504         714
     Purchases of property and equipment, net                        (1,508)       (622)
     Other assets                                                       (20)        317
                                                                   --------    --------
           Net cash used in investing activities                     (8,079)    (15,743)
                                                                   --------    --------

Cash Flows from Financing Activities:
     Principal payments under capital lease obligations                  --          (1)
     Proceeds from sales of common stock, net                         3,192      17,439
                                                                   --------    --------
           Net cash provided by financing activities                  3,192      17,438
                                                                   --------    --------

Net increase (decrease) in cash and equivalents                        (838)      3,764

Cash and equivalents, beginning of period                            11,247       2,729
                                                                   --------    --------

Cash and equivalents, end of period                                $ 10,409    $  6,493
                                                                   ========    ========


Supplemental disclosure of cash flow information -
     Cash paid during the period for :

     Income taxes                                                  $    125    $  1,584

      See accompanying notes to Condensed Consolidated Financial Statements

                          EPIC DESIGN TECHNOLOGY, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements reflect all adjustments (only of a normal and recurring nature) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for fiscal year 1995 as filed with the Commission on December 20, 1995. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending September 30, 1996, or any other future periods.

2.       Accounting for Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning October 1, 1996 and requires measurement of awards made beginning October 1, 1995.

         The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to implement these disclosure requirements for its employee stock option plans for the fiscal year beginning October 1, 1996. Based on the Company's current use of equity instruments, adoption of the new standard will not impact reported net income or net income per share, and will have no effect on the Company's cash flow.

3.       Net Income Per Share

         Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include convertible preferred stock and common stock options. On September 13, 1995, the Board of Directors approved a two-for-one stock split of the Company's common stock effective November 15, 1995. All references in the consolidated financial statements with regard to shares, per share amounts and share prices have been adjusted for the stock split.

                          EPIC DESIGN TECHNOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company develops, markets and supports a family of simulation and analysis software tools that helps integrated circuit (IC) designers better manage the timing, reliability and power characteristics of IC designs. The Company was founded in 1986 and licensed its first product, TimeMill(TM), in August 1987. The Company began licensing PathMill(TM) in June 1989, PowerMill(TM) in March 1992, Vertue(TM) in March 1994, RailMill(TM) in May 1995, Arcadia(TM) in July 1995, and its latest product, AMPS(TM), in January 1996. Substantially all of the Company's license revenue to date has been derived from the licensing of Arcadia, PathMill, PowerMill, RailMill and TimeMill. The Company also derives service revenue primarily from maintenance agreements which provide customers access to product enhancements, training and customer support. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon expiration.

         Most of the Company's products are based upon a single set of core software technologies, and the licensing and support of all products are expected to account for substantially all of the Company's revenue for the foreseeable future. Market acceptance of the Company's products by existing and new customers is critical to the Company's future success. There can be no assurance that the markets for which the Company's products are best suited will develop or, if such markets do develop, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability in the future.

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of income data of the Company expressed as a percentage of total revenue.

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                         ------------------           ----------------
                                       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                         1996          1995          1996          1995
                                         ----          ----          ----          ----
Revenue:
  License                                81.1%         81.3%         79.3%         82.2%
  Service                                18.9          18.7          20.7          17.8
                                        -----         -----         -----         -----
     Total revenue                      100.0         100.0         100.0         100.0
                                        -----         -----         -----         -----

Costs and expenses:
  Cost of license                         2.9           5.2           3.8           5.4
  Cost of service                         4.1           3.8           4.0           4.1
  Sales and marketing                    30.9          36.8          32.0          36.4
  Research and development               23.4          23.0          22.7          23.0
  General and administrative              7.4           9.4           7.6          10.7
                                        -----         -----         -----         -----
      Total operating expenses           68.7          78.2          70.1          79.6
                                        -----         -----         -----         -----

Income from operations                   31.3          21.8          29.9          20.4
Interest income                           2.7           3.9           2.8           3.4
                                        -----         -----         -----         -----
Income before income taxes               34.0          25.7          32.7          23.8
Provision for income taxes               12.6           9.0          12.1           8.4
                                        -----         -----         -----         -----
Net income                               21.4%         16.7%         20.6%         15.4%
                                        -----         -----         -----         -----

         Revenue. Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support. The Company recognizes revenue from software licenses after shipment of the products and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. Costs related to insignificant vendor obligations for post-contract customer support are accrued upon recognition of the license revenue. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed. Total revenue in the three months ended March 31, 1996 increased by 93.1% to $10.5 million from $5.4 million in the three months ended March 31, 1995. Total revenue in the six months ended March 31, 1996 increased by 100.2% to $20.0 million from $10.0 million in the six months ended March 31, 1995.

         License revenue in the three months ended March 31, 1996 increased by 92.6% to $8.5 million from $4.4 million in the three months ended March 31, 1995. The increase in license revenue was primarily due to increases in number of licenses of Arcadia, AMPS and RailMill, which accounted for 30.1% of license revenue, and to a lesser extent, PowerMill. License revenue in the six months ended March 31, 1996 increased by 92.9% to $15.8 million from $8.2 million in the six months ended March 31, 1995. The increase in license revenue for the six month period was primarily due to increases in the number of licenses of Arcadia, AMPS, PowerMill and RailMill. To date, price increases have not been a material factor in the Company's revenue growth.

         Service revenue for the three months ended March 31, 1996 increased by 95.7% to $2.0 million from $1.0 million in the three months ended March 31, 1995. Service revenue in the six months ended March 31, 1996 increased by 134.0% to $4.1 million from $1.8 million in the six months ended March 31, 1995. The increases in service revenue were primarily attributable to maintenance contracts in connection with the continued growth of the installed base of customers licensing the Company's products. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon expiration. The Company also generated $477,000 or 24.0% of service revenue in the three months ended March 31, 1996 and $916,000 or 22.1% in the six months ended March 31, 1996 from consulting and training revenues which had historically been minimal. As a result, service revenue as a percentage of total revenue increased to 20.7% in the six months ended March 31, 1996 from 17.8% in the six months ended March 31, 1995.

         International license and service revenue accounted for 37.2% and 49.3% of total revenue in the three months ended March 31, 1996 and 1995, respectively. The decrease in international revenue as a percentage of total revenue in the three months ended March 31, 1996 was primarily attributable to the volatility of the European market and personnel changes which effected revenue performance in Europe. International license and service revenue accounted for 40.9% and 39.1% of total revenue in the six months ended March 31, 1996 and 1995, respectively. The Company expects that international license and service revenues will continue to account for a significant portion of its revenues in the future. License and service revenue from Marubeni, the Company's exclusive distributor in Japan, accounted for 23.0% and 18.2% of the total revenue in the three months ended March 31, 1996 and 1995, respectively. For the six months ended March 31, 1996 and 1995, Marubeni accounted for 23.9% and 25.5% of the total revenue, respectively. Motorola Corporation accounted for 10.3% of the total revenue in the three months ended March 31, 1996. No other customer or distributor accounted for more than 10% of total revenue during any of these periods.

         Cost of Revenue. Cost of license revenue includes third party software license royalties, warranty, documentation and other production costs related to the licensing of the Company's products. Cost of license revenue as a percentage of total revenue decreased to 2.9% in the three months ended March 31, 1996 from 5.2% in the three months ended March 31, 1995. Cost of license revenue as a percentage of total revenue decreased to 3.8% in the six months ended March 31, 1996 from 5.4% in the six months ended March 31, 1995. The decreases in cost of license revenue as a percentage of total revenue was primarily due to lower third party software license royalties as a result of lower revenue generated from third party software during the periods.

         Cost of service revenue as a percentage of total revenue increased to 4.1% in the three months ended March 31, 1996 compared to 3.8% in the three months ended March 31, 1995 as personnel and related operating costs allocated to maintenance and other customer support services increased at a faster rate than the total revenue. Cost of service revenue as a percentage of total revenue was 4.0% in the six months ended March 31, 1996 compared to 4.1% in the six months ended March 31, 1995.

         Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 62.1% to $3.3 million in the three months ended March 31, 1996 from $2.0 million in the three months ended March 31, 1995. Sales and marketing expenses increased by 75.7% to 6.4 million in the six months ended March 31, 1996 from $3.6 million in the six months ended March 31, 1995. Sales and marketing expenses increased as the Company continued to expand its worldwide direct sales and support organization, increased efforts in various marketing activities, and incurred higher commissions associated with increased revenue. The number of sales and marketing personnel increased from 65 at March 31, 1995 to 74 at March 31, 1996. As a percentage of total revenue, sales and marketing expenses decreased to 30.9% in three months ended March 31, 1996 from 36.8% in the three months ended March 31, 1995; and decreased to 32.0% in the six months ended March 31, 1996 from 36.4% in the six months ended March 31, 1995. The decreases were due to total revenues increasing at a rate faster than the increases in sales and marketing expenses.

         Research and Development. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 97.0% to $2.5 million in the three months ended March 31, 1996 from $1.3 million in the three months ended March 31, 1995. Research and development expenses increased by 97.1% to $4.5 million in the six months ended March 31, 1996 from $2.3 million in the six months ended March 31, 1995. The increases in expenses resulted from the continued investment in the number of research and development personnel which grew from 42 at March 31, 1995 to 67 at March 31, 1996. As a percentage of total revenue, research and development expenses were relatively constant at 23.4% and 23.0% in the three months ended March 31, 1996 and 1995, respectively; and 22.7% and 23.0% in the six months ended March 31, 1996 and 1995, respectively. To maintain a competitive position in the EDA market, the Company expects to continue to increase its investment in research and development.

         General and Administrative. General and administrative expenses increased by 51.9% to $776,000 in the three months ended March 31, 1996 from $511,000 in the three months ended March 31, 1995. General and administrative expenses increased by 42.3% to $1.5 million in the six months ended March 31, 1996 from $1.1 million in the six months ended March 31, 1995. The increases were primarily attributable to costs associated with new administrative personnel, professional fees such as legal and accounting, and increases in general operating expenses. As a percentage of total revenue, general and administrative expenses decreased to 7.4% in the three months ended March 31, 1996 from 9.4% in the three months ended March 31, 1995; and decreased to 7.6% in the six months ended March 31, 1996 from 10.7% in the six months ended March 31, 1995.

         Income Taxes. The provision for income taxes as a percentage of income increased to 37.0% in the three months and six months ended March 31, 1996 from 35.0% in the three months and six months ended March 31, 1995. The increases were primarily due to the expiration of federal research and experimentation credits. These percentages are less than the federal and state combined statutory rate of approximately 40.0% primarily due to tax exempt interest income and the establishment of a Foreign Sales Corporation (FSC) and, for fiscal 1995, research and experimentation credits.

         Quarterly Operating Results May Fluctuate; Dependence on Semiconductor Industry. The Company's quarterly results may in the future vary significantly due to a number of factors, including the timing of customer design and development projects; the timing of significant orders; the timing of expenditures in anticipation of product releases or increased revenue; the timing of new product announcements by the Company and its competitors; competition and pricing in the semiconductor industry; market acceptance of new and enhanced versions of the Company's products; variations in the mix of products the Company licenses; and variation in product development or operating expenditures. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is dependent upon the semiconductor industry and, in particular, new IC design projects. The semiconductor industry is highly volatile due to rapid technological change, short product life cycles, fluctuations in manufacturing capacity, and pricing and gross margin pressures. The semiconductor industry periodically has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions during which the number of new design projects often decreases. The Company's business, financial condition and results of operations may in the future reflect substantial fluctuations from period-to-period as a consequence of semiconductor industry patterns and general economic conditions.

Liquidity and Capital Resources

         The Company has financed its operations to date through private and public sales of equity securities and with cash from operations. Private sales of equity securities have yielded approximately $2.1 million in cash. In addition, on October 25, 1994, the

Company completed its initial public offering raising approximately $17.4 million of cash, net of expenses. Net cash provided by operating activities was $4.0 million in the six months ended March 31, 1996 which resulted primarily from net income and increases in accrued liabilities and deferred revenue and customer deposits, offset by increases in accounts receivable and prepaid expenses.

         Cash used in investing activities resulted primarily from the net purchases of short-term investments and additions to property and equipment.

         Although the Company does not believe its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. The Company could incur substantial costs and diversion of management resources with respect to the defense of such claims and parties making such claims could secure substantial damages, each of which could have a material adverse effect on the Company's financial condition and results of operations.

         As of March 31, 1996, the Company had working capital of $30.2 million and cash and equivalents and short-term investments of $33.6 million. As of March 31, 1996, the Company had no bank indebtedness and no long term commitments other than minimum operating lease obligations. The Company believes that the existing cash and equivalents and short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations through at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

PART II - OTHER INFORMATION




ITEM 6:  Exhibits and Reports on Form 8-K



         (a)      Exhibit

                  11.1 Statement regarding computation of per share earnings

         (b)      Reports on Form 8-K

                  The Company did not file any reports on form 8-K during the three months ended March 31, 1996.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 14, 1996
                                    EPIC DESIGN TECHNOLOGY, INC.
                                    (Registrant)







                                    ----------------------------------
                                    Tammy Liu
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



                                                                    SEQUENTIALLY
                                                                        NUMBERED
         EXHIBIT                                                            PAGE
- - --------------------------------------------------------------------------------
11.1     Statement regarding computation of per share earnings                17