Form 10-Q
period 1996-07-30
EPIC DESIGN TECHNOLOGY INC /CA/
filed 1996-08-07
CIK 929457

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                        Yes   X           No
                           -------          -------


         As of June 30, 1996 there were 12,812,122 shares of the Registrant's Common Stock outstanding.


- --------------------------------------------------------------------------------

                          EPIC DESIGN TECHNOLOGY, INC.


                                    FORM 10-Q

                                      INDEX

                                                                             Page No.

PART I - FINANCIAL INFORMATION

    ITEM 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -                                   3
             June 30, 1996 and September 30, 1995

           Condensed Consolidated Statements of Operations                           4
             For the three months and nine months ended
             June 30, 1996 and 1995

           Condensed Consolidated Statements of Cash Flows                           5
             For the nine months ended June 30, 1996 and 1995

           Notes to Condensed Consolidated Financial Statements                  6 - 7


    ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                           8 -14

PART II -OTHER INFORMATION

    ITEM 6 - Exhibits and Reports on Form 8-K                                       15


           Signatures                                                               16

           Index of Exhibit                                                         17

PART  I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          EPIC DESIGN TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                JUNE 30,     SEPTEMBER 30,
                                                                                  1996         1995 (1)
                                                                                --------     -------------


ASSETS

Current assets:
     Cash and equivalents                                                       $ 14,127        $ 11,247
     Short-term investments                                                       22,578          16,671
     Accounts receivable (net of allowances of $146 and $79)                       5,300           2,937
     Prepaid expenses and other assets                                               963             607
     Deferred income taxes                                                           978             978
                                                                                --------        --------
          Total current assets                                                    43,946          32,440

Property and equipment - net                                                       4,012           2,337
Other assets                                                                         791           1,004
                                                                                --------        --------
          Total assets                                                          $ 48,749        $ 35,781
                                                                                ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $    839        $    878
     Income taxes payable                                                            209             414
     Accrued liabilities                                                           5,401           4,529
     Deferred revenue and customer deposits                                        4,038           3,035
                                                                                --------        --------
          Total current liabilities                                               10,487           8,856
                                                                                --------        --------

Shareholders' equity:
     Convertible preferred stock, no par value: 5,000,000 shares
        authorized; none outstanding                                                --              --
     Common stock, no par value: 20,000,000 shares authorized; 12,812,122
        and 12,686,205 shares issued and outstanding                              29,672          24,864
     Unrealized gain (loss) on investments                                        (22)             10
     Deferred stock compensation                                                    (133)           (203)
     Retained earnings                                                             8,745           2,254
                                                                                --------        --------
          Total shareholders' equity                                              38,262          26,925
                                                                                --------        --------

          Total liabilities and shareholders' equity                            $ 48,749        $ 35,781
                                                                                ========        ========


      See accompanying notes to Condensed Consolidated Financial Statements

     (1) The information in this column was derived from the Company's audited consolidated balance sheet as of September 30, 1995.

                          EPIC DESIGN TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                -----------------------        -----------------------
                                                  1996           1995            1996           1995
                                                --------       --------        --------       --------
Revenue:

        License                                 $  9,260       $  5,763        $ 25,080       $ 13,963
        Service                                    2,171          1,041           6,312          2,811
                                                --------       --------        --------       --------
                 Total revenue                    11,431          6,804          31,392         16,774
                                                --------       --------        --------       --------

Costs and expenses:

        Cost of license                              547            357           1,307            894
        Cost of service                              443            276           1,244            684
        Sales and marketing                        3,253          2,378           9,630          6,008
        Research and development                   2,836          1,550           7,366          3,848
        General and administrative                   854            620           2,374          1,688
        Purchased in-process technology             --            3,261            --            3,261
                                                --------       --------        --------       --------
                 Total operating expenses          7,933          8,442          21,921         16,383
                                                --------       --------        --------       --------

Income (loss) from operations                      3,498         (1,638)          9,471            391

Interest income - net                                270            240             832            581
                                                --------       --------        --------       --------

Income (loss) before income taxes                  3,768         (1,398)         10,303            972

Provision for income taxes                         1,394            652           3,812          1,482
                                                --------       --------        --------       --------

Net income (loss)                               $  2,374       $ (2,050)       $  6,491       $   (510)
                                                ========       ========        ========       ========

Net income (loss) per share                     $   0.17       $  (0.17)       $   0.47       $  (0.05)
                                                ========       ========        ========       ========

Shares used in per share computation              13,851         11,722          13,804         10,996
                                                ========       ========        ========       ========

      See accompanying notes to Condensed Consolidated Financial Statements

                          EPIC DESIGN TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands,unaudited)

                                                                                NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ------------------------
                                                                              1996            1995
                                                                            --------        --------
Cash Flows from Operating Activities:
   Net income  (loss)                                                       $  6,491        $   (510)
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
           Depreciation and amortization                                       1,369             616
           Purchased in-process technology                                      --             3,261
           Amortization of deferred stock compensation                            70             122
           Changes in assets and liabilities:
                   Accounts receivable                                        (2,363)           (838)
                    Prepaid expenses and other assets                           (356)           (577)
                   Accounts payable                                              (39)             19
                    Income taxes payable                                       2,678            (748)
                    Accrued liabilities                                          872           1,438
                   Deferred revenue and customer deposits                      1,003             612
                                                                            --------        --------
           Net cash provided by operating activities                           9,725           3,395
                                                                            --------        --------

Cash Flows from Investing Activities:
   Purchases of short-term investments                                       (32,397)        (20,805)
   Maturities of short-term investments                                       26,458           4,743
   Purchases of property and equipment, net                                   (2,816)           (962)
   Cash received in business acquisition                                        --                64
   Other assets                                                                  (15)            336
                                                                            --------        --------
           Net cash used in investing activities                              (8,770)        (16,624)
                                                                            --------        --------

Cash Flows from Financing Activities:
   Principal payments under capital lease obligations                           --                (6)
   Proceeds from sales of common stock, net                                    1,925          17,973
                                                                            --------        --------
           Net cash provided by financing activities                           1,925          17,967
                                                                            --------        --------

Net increase in cash and equivalents                                           2,880           4,738

Cash and equivalents, beginning of period                                     11,247           2,729
                                                                            --------        --------

Cash and equivalents, end of period                                         $ 14,127        $  7,467
                                                                            ========        ========

Supplemental disclosure of cash flow information --
   Cash paid during the period for :

   Income taxes                                                             $    421        $  2,148
                                                                            --------        --------
Supplemental schedule of non cash investing activities:
   Fair value of assets acquired, including in process technology           $   --          $  4,573

   Common stock and stock options  issued in the acquisition                    --            (3,617)
                                                                            --------        --------

       Liabilities assumed                                                  $   --          $    956
                                                                            ========        ========


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

3.       Net Income Per Share

         Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of options to purchase common stock. On September 13, 1995, the Board of Directors approved a two-for-one stock split of the Company's common stock effective November 15, 1995. All references in the consolidated financial statements with regard to shares, per share amounts and share prices have been adjusted for the stock split.

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

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of operations data of the Company expressed as a percentage of total revenue.

                                     Three Months Ended           Nine  Months Ended
                                   ----------------------       ----------------------
                                   June 30,      June 30,       June 30,      June 30,
                                     1996          1995           1996          1995
                                    ------        ------         ------        ------

Revenue:
 License                              81.0%         84.7%          79.9%         83.2%
 Service                              19.0          15.3           20.1          16.8
                                    ------        ------         ------        ------
   Total revenue                     100.0         100.0          100.0         100.0
                                    ------        ------         ------        ------

Costs and expenses:
 Cost of license                       4.8           5.2            4.2           5.3
 Cost of service                       3.9           4.1            4.0           4.1
 Sales and marketing                  28.4          35.0           30.6          35.8
 Research and development             24.8          22.8           23.4          22.9
 General and administrative            7.5           9.1            7.6          10.1
 Purchased in-process tech.            --           47.9            --           19.4
                                    ------        ------         ------        ------
   Total operating expenses           69.4         124.1           69.8          97.6
                                    ------        ------         ------        ------

Income (loss) from
              operations              30.6         (24.1)          30.2           2.4
Interest income                        2.4           3.5            2.6           3.5
                                    ------        ------         ------        ------
Income (loss) before income
              taxes                   33.0         (20.6)          32.8           5.9
Provision for income taxes            12.2           9.5           12.1           8.9
                                    ------        ------         ------        ------
Net income (loss)                     20.8%        (30.1)%         20.7%         (3.0)%
                                    ------        ------         ------        ------

         Revenue. Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support. The Company recognizes revenue from software licenses after shipment of the products and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. Costs related to insignificant vendor obligations for post-contract customer support are accrued upon recognition of the license revenue. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed. Total revenue in the three months ended June 30, 1996 increased by 68.0% to $11.4 million from $6.8 million in the three months ended June 30, 1995. Total revenue in the nine months ended June 30, 1996 increased by 87.1% to $31.4 million from $16.8 million in the nine months ended June 30, 1995.

         License revenue in the three months ended June 30, 1996 increased by 60.7% to $9.3 million from $5.8 million in the three months ended June 30, 1995. License revenue in the nine months ended June 30, 1996 increased by 79.6% to $25.1 million from $14.0 million in the nine months ended June 30, 1995. The increases in license revenue were primarily due to increases in number of licenses of Arcadia and PowerMill, and to a lesser extent, PathMill and RailMill. To date, price increases have not been a material factor in the Company's revenue growth.

         Service revenue for the three months ended June 30, 1996 increased by 108.6% to $2.2 million from $1.0 million in the three months ended June 30, 1995. Service revenue in the nine months ended June 30, 1996 increased by 124.5% to $6.3 million from $2.8 million in the nine months ended June 30, 1995. The increases in service revenue were primarily attributable to maintenance contracts in connection with the continued growth of the installed base of customers licensing the Company's products. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon expiration. The Company also generated $259,000 or 11.9% of service revenue in the three months ended June 30, 1996 and $1,175,000 or 18.6% of service revenue in the nine months ended June 30, 1996 from consulting and training revenues which had historically been minimal. As a result, service revenue as a percentage of total revenue increased to 20.1% in the nine months ended June 30, 1996 from 16.8% in the nine months ended June 30, 1995.

         International license and service revenue accounted for 46.2% and 34.0% of total revenue in the three months ended June 30, 1996 and 1995, respectively. The increase in international revenue as a percentage of total revenue in the three months ended June 30, 1996 was primarily attributable to the large number of orders received from Japan. International license and service revenue accounted for 42.8% and 37.6% of total revenue in the nine months ended June 30, 1996 and 1995, respectively. The Company expects that international license and service revenues will continue to account for a significant portion of its revenues in the future. License and service revenue from Marubeni, the Company's exclusive distributor in Japan, accounted for 25.2% and 17.7% of the total revenue in the three months ended June 30, 1996 and 1995, respectively. For the nine months ended June 30, 1996 and 1995, Marubeni accounted for 24.4% and 15.8% of the total revenue, respectively. No other customer or distributor accounted for more than 10% of total revenue during any of these periods.

         Cost of Revenue. Cost of license revenue includes third party software license royalties, warranty, documentation and other production costs related to the licensing of the Company's products. Cost of license revenue as a percentage of total revenue decreased to 4.8% in the three months ended June 30, 1996 from 5.2% in the three months ended June 30, 1995. Cost of license revenue as a percentage of total revenue decreased to 4.2% in the nine months ended June 30, 1996 from 5.3% in the nine months ended June 30, 1995. The decreases in cost of license revenue as a percentage of total revenue were primarily due to total revenues increasing at a faster rate than the increases in revenues from third party software products which require royalty payment from the Company..

         Cost of service revenue as a percentage of total revenue remained relatively constant at 3.9% in the three months ended June 30, 1996 compared to 4.1% in the three months ended June 30, 1995. Cost of service revenue as a percentage of total revenue was 4.0% in the nine months ended June 30, 1996 compared to 4.1% in the nine months ended June 30, 1995.

         Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 36.8% to $3.3 million in the three months ended June 30, 1996 from $2.4 million in the three months ended June 30, 1995. Sales and marketing expenses increased by 60.3% to $9.6 million in the nine months ended June 30, 1996 from $6.0 million in the nine months ended June 30, 1995. Sales and marketing expenses increased as the Company continued to expand its worldwide direct sales and support organization, increased efforts in various marketing activities, and incurred higher commissions associated with increased revenue. The number of sales and marketing personnel increased from 51 at June 30, 1995 to 79 at June 30, 1996. As a percentage of total revenue, sales and marketing expenses decreased to 28.4% in three months ended June 30, 1996 from 35.0% in the three months ended June 30, 1995; and decreased to 30.6% in the nine months ended June 30, 1996 from 35.8% in the nine months ended June 30, 1995. The decreases were due to total revenues increasing at a rate faster than the increases in sales and marketing expenses.

         Research and Development. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 83.0% to $2.8 million in the three months ended June 30, 1996 from $1.6 million in the three months ended June 30, 1995. Research and development expenses increased by 91.4% to $7.4 million in the nine months ended June 30, 1996 from $3.8 million in the nine months ended June 30, 1995. The increases in expenses resulted from the continued investment in the number of research and development personnel which grew from 50 at June 30, 1995 to 81 at June 30, 1996. As a percentage of total revenue, research and development expenses increased to 24.8% in the three months ended June 30, 1996 from $22.8% in the three months ended June 30, 1995; and increased to 23.4% in the nine months ended June 30, 1996 from 22.9% in the nine months ended June 30, 1995. To maintain a competitive position in the EDA market, the Company expects to continue to increase its investment in research and development.

         General and Administrative. General and administrative expenses increased by 37.7% to $854,000 in the three months ended June 30, 1996 from $620,000 in the three months ended June 30, 1995. General and administrative expenses increased by 40.6% to $2.4 million in the nine months ended June 30, 1996 from $1.7 million in the nine months ended June 30, 1995. The increases were primarily attributable to costs associated with new administrative personnel, professional fees such as legal and accounting, and increases in general operating expenses. As a percentage of total revenue, general and administrative expenses decreased to 7.5% in the three months ended June 30, 1996 from 9.1% in the three months ended June 30, 1995; and decreased to 7.6% in the nine months ended June 30, 1996 from 10.1% in the nine months ended June 30, 1995.

         Purchased in-process technology. As of June 30, 1995, the Company substantially completed its acquisition of Archer Systems, Inc. ("Archer"), through a merger (the "Merger") with and into its wholly-owned subsidiary. The Company exchanged a total of 260,484 shares of its common stock and options to purchase common stock of the Company for all of the outstanding shares of the common stock and options to purchase common stock of Archer. For accounting purposes, the Merger was accounted for as a purchase and the Company recorded the estimated fair market values of the assets purchased and liabilities assumed as of June 30, 1995, and, as a result, incurred a one-time charge of purchased in-process technology of $3.3 million, or 47.9% of the total revenue in the third quarter of fiscal 1995.

         Income Taxes. The provision for income taxes as a percentage of income before taxes increased to 37.0% in the three months and nine months ended June 30, 1996 from 35.0% in the three months and nine months ended June 30, 1995, excluding purchased in-process technology which was not tax deductible. The increases were primarily due to the expiration of federal research and experimentation credits. These percentages are less than the federal and state combined statutory rate of approximately 40.0% primarily due to tax exempt interest income and the establishment of a Foreign Sales Corporation (FSC) and, for fiscal 1995, research and experimentation credits.

         Quarterly Operating Results May Fluctuate; Competition and Dependence on Semiconductor Industry. The Company's quarterly results have in the past and may in the future vary significantly due to a number of factors, including the timing of customer design and development projects; the timing of significant orders; the timing of expenditures in anticipation of product releases or increased revenue; the timing of new product announcements by the Company and its competitors; competition and pricing in the semiconductor industry; market acceptance of new and enhanced versions of the Company's products; variations in the mix of products the Company licenses; and variation in product development or operating expenditures. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

         The electronic design automation (EDA) software industry in which the Company competes is highly competitive. Many of the Company's competitors have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, numerous smaller and emerging companies continuously develop and bring new products to the market and any of these companies could become a significant competitor in the EDA market in the future. Increased competition has in the past and may in the future result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company. The Company will be required to continuously develop products comparable or superior to those developed and offered by competitors and to adopt more quickly than competitors to new technologies, evolving industry trends or customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is dependent upon the semiconductor industry and, in particular, new IC design projects. The semiconductor industry is highly volatile due to rapid technological change, short product life cycles, fluctuations in manufacturing capacity, and pricing and gross margin pressures. The semiconductor industry periodically has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions during which the number of new design projects often decreases. The Company's business, financial condition and results of operations have in the past and may in the future reflect substantial fluctuations from period-to-period as a consequence of semiconductor industry patterns and general economic conditions.

Liquidity and Capital Resources

         The Company has financed its operations to date through private and public sales of equity securities and with cash from operations. Private sales of equity securities have yielded approximately $2.1 million in cash. In addition, on October 25, 1994, the Company completed its initial public offering raising approximately $17.4 million of cash, net of expenses. Net cash provided by operating activities was $9.7 million in the nine months ended June 30, 1996 which resulted primarily from net income and increases in income taxes payable, accrued liabilities and deferred revenue and customer deposits, offset by increases in accounts receivable and prepaid expenses.

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

         As of June 30, 1996, the Company had working capital of $33.5 million and cash and equivalents and short-term investments of $36.7 million. As of June 30, 1996, the Company had no bank indebtedness and no long term commitments other than minimum operating lease obligations. The Company believes that the existing cash and equivalents and short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations through at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

PART II - OTHER INFORMATION



ITEM 6:  Exhibits and Reports on Form 8-K



       (a)      Exhibit

                11.1 Statement regarding computation of per share earnings

       (b)      Reports on Form 8-K

                The Company did not file any reports on form 8-K during the three months ended June 30, 1996.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 2, 1996
                                  EPIC DESIGN TECHNOLOGY, INC.
                                  (Registrant)



                                  /s/ Tammy Liu
                                  ----------------------------------
                                  Tammy Liu
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

                  EXHIBIT

11.1     Statement regarding computation of per share earnings

27.1     Financial Data Schedule