Form 10-K405
period 1996-09-30
EPIC DESIGN TECHNOLOGY INC /CA/
filed 1996-11-29
CIK 929457

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 or

/ / Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

COMMISSION FILE NUMBER: 0-24756
                          EPIC DESIGN TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)
         CALIFORNIA                                    77-0135608
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

310 NORTH MARY AVENUE, SUNNYVALE, CALIFORNIA                             94086
  (Address of principal executive office)                             (zip code)

       Registrant's telephone number, including area code: (408) 733-8080

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         -------------------
      None                                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X    No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 15, 1996 as reported on the Nasdaq National Market System, was approximately $201,224,952.00. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of November 15, 1996, registrant had outstanding 13,666,752 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held February 12, 1997.

                                     PART I.

ITEM 1.  BUSINESS

         Certain statements in this Annual Report on Form 10-K (the "Report") are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth in the second and fourth paragraphs under "--Sales, Marketing and Customers," "--Product Development," "--Competition," "--Proprietary Technology," "--Employees," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "--Factors Affecting Future Operating Results" "--Liquidity and Capital Resources" and elsewhere in this Report.

OVERVIEW

         EPIC Design Technology, Inc. ("EPIC" or the "Company") develops, markets and supports a family of simulation, analysis, extraction and physical verification software tools that help integrated circuit (IC) designers better manage the timing, power and reliability characteristics of IC designs. The Company also develops, markets, and supports a set of technical services intended for the characterization of transistors and interconnects fabricated on silicon wafers. The Company's tools and services can be used by designers at different stages of IC development to help identify flaws, enhance speed, reduce power consumption and detect the causes of reliability failure. The Company believes that by using EPIC products, IC designers can reduce development time, lower the risk of design failure, avoid lengthy refabrication cycles and improve an IC's performance and value. The Company's tools and services are particularly focused on meeting deep submicron and nanometer IC designers' requirements for
(i) static and dynamic timing simulation, analysis, optimization and verification, (ii) power simulation, analysis, optimization and verification,
(iii) physical layout extraction, analysis and verification and (iv) simulation, analysis and correction of potential causes of reliability failure in complex ICs.

         EPIC(R) , PathMill(R) and TimeMill(R) are registered trademarks of the Company and AMPS(TM), Arcadia(TM), PowerMill(TM), and Vertue(TM) are trademarks of the Company. This Report also includes trade names and trademarks of companies other than EPIC.

INDUSTRY BACKGROUND

         There has been substantial growth in the market for sophisticated, portable electronic products such as cellular telephones, laptop computers, camcorders and pagers. Rapid growth in the Internet and multimedia arenas has also fueled growth in the electronic systems necessary to support them. These products have been enabled, in significant part, by improvements in silicon process technologies which have made possible the design and manufacture of increasingly complex, high performance and highly integrated ICs. In the 1970s, a typical IC consisted of a few thousand transistors implemented in five-micron technology. Today, designers are creating ICs consisting of millions of transistors implemented in less than 0.6 micron (deep submicron) technology, and the most advanced designers are creating ICs consisting of tens of millions of transistors implemented in less than 0.35 micron (nanometer) technology. The trends toward portability, multimedia and increased utilization of nanometer technology have placed increasing demands on IC designers to develop ICs that are low cost, low power, high speed and highly reliable. At the same time, competitive pressures are forcing designers to shorten development cycles in order to bring products to market more rapidly.

         Since the early 1970s, designers have used electronic design automation
(EDA) tools to assist in the IC development process. EDA vendors have provided designers with methods, tools and services to develop, simulate and verify ICs.

         As shown in the diagram below, the IC development cycle has five stages:

         -        Architectural Design. Exploration of design alternatives;

         - Functional Design. Specification of the desired functionality of the IC;

         - Logic Implementation. Development of gate and transistor level descriptions that implement this functionality;

         - Layout and Verification. Geometric layout of the individual components that implement the logic design and verification of the correctness of the design; and

         -        Production. Fabrication of the IC.


                             IC DEVELOPMENT PROCESS




            Chart depicting the various stages of the IC development process from Architectural Design to Functional Design to
         Logic Implementation to Layout and Verification and to Production.

         While EDA products have brought greater efficiency and productivity to the IC development process, advances in EDA software technology have not kept pace with advances in semiconductor process technology. For example, an IC can be described at different levels of detail or hierarchy, ranging from transistors, to gates (which are comprised of several transistors), to functional (i.e., behavioral) blocks (which can represent a large number of gates). Existing EDA tools are primarily focused on providing simulation and analysis capabilities at the gate or behavioral levels and generally do not extend these capabilities down to the transistor level. However, deep submicron and nanometer technologies each introduce new classes of problems in modeling speed, power and other physical circuit behavior along with new problems in managing the integration characteristics of an IC. These problems cannot be addressed as efficiently or effectively at the gate and behavioral levels.

         - Speed. Advanced technology enables an IC to operate at high speed, but also introduces new challenges in modeling its behavior. At deep submicron and nanometer levels, the physics of silicon leads to complicated electrical phenomena (e.g., short channel effect, mobility saturation and cross-coupling) that make transistor and interconnect behavior difficult to predict. These phenomena cause significant problems in accurately modeling the timing delays inherent in the interconnections between transistors (interconnect delay) and the non-digital behavior of individual transistors on an IC.

         - Power. Market demands for portability, higher speed and increased levels of integration have placed greater importance on minimizing the power consumed by an IC. Portable applications, which represent a significant market for advanced silicon technology, require that IC power consumption be minimized in order to increase battery life and decrease the cost, size and weight of the system. Reducing power also contributes to increased life and reliability for an IC.

         - Integration. The dramatic increase in the number of transistors and complexity of IC designs, along with the pressure to reduce design time, create new problems in tracking the interaction between elements. For example, a design group will generally work concurrently on different blocks at different levels of hierarchy, after which the various blocks must be integrated. This integration is more difficult in advanced IC design because of the large number of blocks, gates and transistors and because interconnect delay has a greater impact on the performance of the IC. Highly integrated, advanced silicon ICs also create new problems in ensuring both their manufacturability and their reliability. For example, constraints imposed by the physics involved in characterizing and fabricating nanometer ICs require new solutions to achieve satisfactory chip yields at process corners and to build in dependability by identifying and correcting possible points of metal failure.

         These design challenges have exposed certain limitations in established EDA methods and tools. For example, traditional design tools do not accurately analyze the power consumption characteristics of an IC prior to fabrication. Therefore, while the designer may have certain power utilization objectives, the power behavior of an IC is not accurately known until after fabrication. This uncertainty may require redesign and refabrication, thereby increasing costs and delaying time-to-market. Furthermore, existing gate level and circuit level (e.g., SPICE) simulators have been used by designers to model the functionality and timing characteristics of an IC. Gate level simulators are fast and have the capacity to simulate an IC with a large number of gates, while SPICE provides accurate results for small transistor level blocks. However, gate level simulators cannot accurately simulate the non-digital behavior and complex interconnect timing inherent in advanced silicon circuits, and SPICE cannot meet the simulation speed and capacity requirements of most IC designers. Finally, existing gate and circuit level EDA design tools do not allow designers to track and manage effectively the interaction between blocks of complex ICs. Consequently, designers need solutions that enable them to optimize speed and power and manage integration in an efficient and accurate manner.

EPIC SOLUTIONS

EPIC provides IC designers with a family of characterization, simulation, analysis, extraction and physical verification software tools and services to assist in meeting the design challenges created by deep submicron and nanometer technology. The Company's six principal products -- AMPS, Arcadia, PathMill, PowerMill, RailMill and TimeMill--utilize the Company's core technologies to enable a designer to address timing, power and reliability requirements of an IC. In addition, Vertue, a seventh product, enables PowerMill or TimeMill to co-simulate with Verilog-XL, a widely used gate and behavioral level simulation tool in the EDA industry.

         The Company believes that its products can provide the following benefits:

         - Shorten time-to-market. The Company's tools have been shown to provide accuracy to within five percent of the accuracy of SPICE, to be significantly faster than SPICE in modeling ICs and to possess the capacity to model circuits in excess of four million transistors. These attributes of accuracy, speed and capacity can shorten time-to-market by reducing the risk of redesign and allowing designers to complete their tasks more rapidly.

         - Reduce power consumption. The Company believes that PowerMill is uniquely able to detect and highlight design elements that cause excessive power dissipation, thereby permitting designers to modify the circuit to reduce overall power consumption. The Company also believes that AMPS enables designers to produce lower power ICs by handling the complex tradeoffs between power, speed and area in advanced circuits.

         - Increase levels of design integration. The Company believes that the accuracy of its tools reduces design risk in developing more highly integrated ICs. PathMill provides both critical path analysis and full chip static timing verification. Arcadia provides the capacitance and resistance information necessary to model interconnect between blocks and between individual elements. The ability for PowerMill and TimeMill to simulate with Verilog-XL enables a designer to track the interaction between blocks of a complex IC and to manage them more effectively.

         - Extend product life and enhance reliability. The Company believes that the analysis capabilities of its products allow designers to detect more causes of circuit failure than existing gate level tools, resulting in improved IC reliability. RailMill enables the designer to detect the potential causes of voltage drop and electromigration (metal migration) which can lead to unreliable operation and early device failure.

         - Reduce development costs. In addition to development cost savings that may result from decreased design time and fewer prototype iterations, the Company believes that interfaces developed to run between the Company's products and the frameworks from EDA suppliers can streamline the design flow and potentially reduce the complexity and cost of IC design.

EPIC STRATEGY

         The Company's strategy is to become the leading supplier of timing, power and reliability management tools for the design of deep submicron and nanometer ICs. The key elements of this strategy are to:

         Capitalize On and Maintain Technological Leadership in Advanced IC Design Analysis. The Company intends to continue to invest significant resources to expand its set of core technologies and to enhance and support its products. During fiscal 1996, the Company unveiled several new capabilities reflecting this strategy. The Company introduced AMPS which enables designers to optimize circuit performance by automating the complex simultaneous tradeoff of power, delay and area in the design space. The Company announced Synchronous Matrix Solver technology, a third-generation dynamic simulation technology targeted to provide the underlying "nanometer-ready" capability for all of EPIC's next-generation dynamic simulation tools. The Company also announced Direct Silicon Access, a service that generates technology files (characterized transistor and interconnect data) directly from laboratory measurements of a silicon test chip, enabling the EPIC tools to provide results closer to actual silicon than when SPICE is used. In September 1996, the Company also acquired CIDA Technology, Inc. ("CIDA"). The Company believes that technology from this acquisition will form the foundation of the Company's next-generation hierarchical physical verification tools. In addition, the Company plans to develop new technologies to address future generations of silicon process technology.

         Provide Comprehensive Tools for Low Power Design. The Company expects increasing demand for portable electronic products to require designers to minimize IC power consumption. The Company has devoted significant effort to meet the requirements of low power IC design. PowerMill provides power analysis and diagnostics enabling designers to identify and reduce IC power consumption. AMPS enables the development of circuits that are optimized for low power performance. The Company intends to enhance its PowerMill and AMPS technology base and to continue to develop tools targeted at the low power IC design market.

         Provide Open Architecture Design Tools and Support Industry Standards. The Company has entered into major EDA supplier programs to provide more integrated design solutions. The Company is a member of Cadence Design Systems' Connections Program, Synopsys' in-Sync Program and Mentor Graphics Corporation's OpenDoor program. The Company offers interfaces to these and other vendor environments and designs its products to support various widely used EDA formats such as SDF (Standard Delay Format), SPF (Standard Parasitic Format),
Verilog" and EDIF (Electronic Data Interchange Format). The Company believes that this strategy will facilitate integration of EPIC tools into designers' preferred development environments.

         Establish Long-Term Customer Relationships with Major Accounts. The Company will continue to focus its sales and marketing efforts on key accounts worldwide in the consumer electronics, computer, communications and semiconductor industries. The Company provides direct interaction of certain key personnel with these key accounts to ensure successful adoption of the Company's products. These strategic relationships act as highly visible references and provide ongoing technical input into the development of future products and enhancements to existing products.

         Provide Products which Address the Needs of ASIC Designers. ASIC designers have traditionally used gate level tools to meet their design needs. The Company believes that existing gate level tools, particularly with respect to power consumption and timing calculation, will become increasingly inadequate as IC designs are implemented in nanometer technology and will need to be supplemented with more accurate tools. The Company is currently developing tools, expected to be introduced prior to the end of fiscal 1997, that it believes will provide accurate power analysis and diagnostics and also delay calculation for ASIC designs. Although the ASIC design market is highly competitive, the Company believes that it presents a significant opportunity for the Company.

         Provide Products which Address the Requirements of Physical Verification. Once a design is completed, it must be verified to assure that no design rules have been broken. This process is called physical verification and includes several procedures, including Design Rule Checking (DRC), Electrical Rule Checking (ERC), Layout Versus Schematic (LVS) which determines whether the circuit laid out actually matches the netlist (schematic), and Layout Parasitic Extraction (LPE) to provide resistance, capacitance and inductance data. The Company believes that existing physical verification tools will become increasingly inadequate as IC designs are implemented in nanometer technology and will need to more fully accommodate hierarchical design methods. Based on the CIDA technology, the Company is presently developing tools, expected to be introduced prior to the end of fiscal 1997, that it believes will provide faster operation, true hierarchy and lower memory requirements for physical verification. Although the physical verification market is highly competitive, the Company believes that it presents a significant opportunity for the Company.

TECHNOLOGY AND PRODUCTS

         The Company's AMPS, PathMill, PowerMill, RailMill and TimeMill products all use the same input files, including netlist, control and technology files. Arcadia uses compatible netlist and back annotation formats but has its own technology file. These technology files can be generated based on data measured directly from silicon using the Direct Silicon Access Laboratory, a new service laboratory established by the Company in fiscal 1996. The Company's products provide a breadth of timing, power and reliability analysis capabilities and are enhanced by the availability of optional features for such specialty needs as analog blocks.

         Technology

         The Company's products are based upon the following internally developed and acquired proprietary technologies and innovative software algorithms.

         - Event driven transistor level simulation. The Company has developed innovative algorithms that effectively partition the design and accurately simulate the non-digital behavior of transistor level circuits common in advanced IC designs.

         - Mixed transistor models. The Company's products use complex algorithms that analyze a circuit and automatically select the appropriate transistor model in each instance in order to maximize performance of the simulation while maintaining the desired accuracy.

         - Efficient creation, storage and retrieval of table look-up MOSFET models. This proprietary method utilizes Direct Silicon Access Laboratory data (or the output of SPICE) with user-defined MOSFET models to efficiently create, store and retrieve tabular device characteristics that are referenced during the simulation process.

         - Synchronous matrix solver and high-performance sparse matrix circuit solver. The Company has developed innovative methods for solving circuit equations to provide detailed and numerically reliable circuit behavior modeling in complex ICs.

         - Optimum transistor width solver. The Company has developed a unique approach for determining optimum transistor widths in order to meet power, delay and area constraints.

         - Quasi-3D capacitance analysis. The Company has acquired innovative topology analysis for parasitic capacitance analysis that provides enhanced accuracy with minimized performance degradation.

         - Accurate resistance topology analysis. The Company has acquired a unique approach to breaking down polygons to ensure accurate parasitic resistance calculation.

         - Interconnect and transistor characterization from silicon. The Company has invested in a laboratory furnished with state-of-the-art measurement and test equipment which is combined with advanced software technologies to create a semi-automated characterization process.

Products

The Company's products can be utilized at various stages of the advanced silicon IC development process and provide designers with the following functions and capabilities to address speed, power and integration requirements:

            Chart depicting the various stages of the IC development
                 process in relation to the Company's products.

          SPEED                       POWER                       INTEGRATION
                                                              Vertue enables TimeMill
                                                              and Verilog-XL
                                                              co-simulation to explore
                                                              architecture options



PathMill identifies critical   PowerMill or PowerMill         PathMill ensures
timing paths that drive the    with Vertue explores low       timing budgets for each
design planning                power alternatives for key     block are consistent
                               design blocks                  with initial goals

PathMill and TimeMill          PowerMill verifies that        PathMill and TimeMill
analyze and improve timing     pre-layout power meets power   help designers optimize
constraints                    goals                          transistor level blocks

Arcadia provides accurate      PowerMill prioritizes          PathMill enables
post layout parasitics to      critical power areas           designers to perform full
help ensure the accuracy of                                   chip static timing
analysis results                                              verification

PathMill prioritizes           AMPS obtains lowest power      PathMill and TimeMill
critical timing areas          while maintaining timing       verify post-layout timing
                               specifications

PathMill and TimeMill          PowerMill verifies and helps   Vertue enables PowerMill
validate post-layout timing    designers minimize power       or TimeMill and
                               consumption                    Verilog-XL co-simulation
                                                              to verify the completed IC

          SPEED                       POWER                       INTEGRATION
RailMill identifies voltage    RailMill identifies high       Arcadia provides
drop problems that reduce      currents that cause            selective net extraction
performance                    electromigration problems.     that increases accuracy
                               It can help designers select   and reduces runtime to
                               the best network strategy      improve the design
                               for optimized performance      validation cycle

         AMPS. AMPS simultaneously optimizes power, delay and area in digital CMOS circuits. AMPS automatically resizes transistors, making them larger and/or smaller to find the combination that will best meet user-defined power, speed and area goals without changing the functionality of the design. The Company believes that AMPS helps a designer manage the complex relationships between power, speed and area in such a way as to meet or exceed design goals and thereby add value to the design. AMPS can be used on full custom and standard cell designs, and it runs on blocks of 100 to 30,000 transistors. At the back end, AMPS serves as a verification tool, using parasitics extracted from layout to determine whether design performance goals have actually been met and allowing the designer to make further improvements if necessary. AMPS also enables a designer to reuse blocks by automatically resizing the circuits to make them run faster, consume less power and/or minimize area. AMPS carries a list price in the United States of $90,000 for a floating license and was first shipped to customers in January 1996. A floating license allows one use of the product at any given time on any one computer on the customer's network.

         ARCADIA. Arcadia provides full chip and net-by-net RC extraction. The Company believes that Arcadia achieves a greater combination of accuracy and fast run time than other existing tools. Arcadia is also easy to use and supports a variety of formats that enable simple integration into existing design flows. Arcadia provides the user with multiple extraction modes and allows net-by-net extraction, so that designers can invest analysis time on critical paths and spend less time on the segments that do not require in-depth analysis. Arcadia is specifically designed for the advanced silicon designer working on complex, high-performance custom, structured custom or ASIC projects. Arcadia carries a list price in the United States ranging from $30,500 to $109,500 for a floating license depending on features and functionality and was first shipped to customers in March 1995.

         PATHMILL. PathMill is a static timing tool that provides a detailed critical path analysis and static timing verification capability. The Company believes that PathMill provides accurate and flexible modeling for mixed level static timing analysis. PathMill's behavioral, gate and transistor level models allow accurate analysis at each level of the design hierarchy, allowing the user to mix top-down design and bottom-up implementation. PathMill has the capability of generating netlists of selected paths for several versions of SPICE. The user can use the netlists directly to run SPICE simulations on the critical paths to fine tune the paths or to verify the results from PathMill. PathMill carries a list price in the United States ranging from $45,500 to $96,750 for a floating license depending on features and was first shipped to customers in June 1989.

         POWERMILL. PowerMill simulates block and full chip current and power behavior, providing fast and accurate current and power analysis and power diagnostics. PowerMill offers static and dynamic diagnostics to identify design flaws that cause unnecessary power consumption. PowerMill also allows the designer to accurately predict the power consumption of a block and explore different alternatives for minimizing the power consumed by the block. In addition, PowerMill helps to ensure that power problems are caught early in the design cycle and to verify the design prior to layout. The results can then be used to help modify the layout to facilitate minimum power dissipation and optimal power bus sizing. After layout, PowerMill helps designers confirm that power consumption is acceptable before committing the design to silicon. PowerMill carries a list price in the United States ranging from $75,100 to $101,350 for a floating license depending on features and was first shipped to customers in March 1992.

         RAILMILL. RailMill is an IC reliability analysis tool to detect electromigration and voltage drop problems before silicon. Leveraging the Company's expertise in power and extraction, RailMill addresses problems related to reliability in IC design and verification. RailMill is used during the physical design phase and allows designers to detect and eliminate the causes of intermittent failure and reduced lifetime due to voltage drop and electromigration problems. RailMill brings reliability detection into the design phase, eliminating silicon turns and reducing very expensive and time-consuming post-silicon analysis. RailMill carries a list price in the United States ranging from $166,000 to $236,250 for a floating license depending on features and was first shipped to customers in May 1995.

         TIMEMILL. TimeMill is a transistor level simulator and dynamic timing analyzer that provides results significantly faster and with greater capacity than SPICE and with more accuracy than gate level simulators. Used interactively in the pre-layout phase, TimeMill helps designers optimize the performance of transistor level blocks, memories and datapaths. TimeMill allows the designer to quickly explore changes in voltage levels, temperature or process parameters to improve design quality. After layout, TimeMill detects problems such as charge sharing and race conditions which are more prevalent in advanced silicon IC design. These problems may be missed by a logic simulator and are generally impractical to find with SPICE. TimeMill provides an extra level of verification which can detect errors or insufficient detail in the gate level library. TimeMill's dynamic timing checks allow designers to specify design margin and automatically flag violations which can be used to check the impact of layout on the critical timing areas. TimeMill carries a list price in the United States ranging from $55,800 to $103,050 for a floating license depending on features and was first shipped to customers in August 1987.

         VERTUE. Vertue uses technology developed by the Company with SimMatrix developed by Precedence Incorporated ("Precedence") to enable co-simulation of TimeMill or PowerMill with Verilog-XL. The Company has been granted a license to use, market and distribute the interface developed by Precedence in return for certain development fees and royalties. Vertue enables the concurrent use of Verilog-XL and TimeMill or PowerMill allowing the designer to mix behavioral, gate and transistor level blocks as needed. With the use of top-down design, the creation of test sets ("test benches") and system level simulation vectors is performed at the top level. Vertue enables the designer to use the Verilog test benches to drive TimeMill or PowerMill directly, and therefore reduces the need to create additional test vectors. Vertue extends the value of the Verilog environment by enabling accurate timing, non-digital behavior and power to be simulated from within the Verilog environment. Vertue carries a list price in the United States of $24,000 for a floating license and was first shipped to customers in March 1994.

         OPTIONS. The Company offers a variety of product options. PowerMill and TimeMill have extensions (MSX and BCX) that allow designers to directly simulate mixed-signal and BiCMOS ICs. PathMill has options for dynamic analysis of clock trees (DSX), writing custom routines for tailoring PathMill results directly
(PFX), and for writing and reading constraints and models within a Synopsys design flow (SFX). BDC (Block Delay Calculator) works with TimeMill and extracts the timing and drive loading information necessary for pin-to-pin block timing characterization. SNX (Signal Net eXtension) works with RailMill to provide signal net analysis in addition to power and ground nets. Arcadia has a range of configuration options that allow the designer flexibility in using the tool at various places in the design flow.

         INTERFACES. The Company supports certain platforms available from Sun Microsystems, Inc., Hewlett-Packard Company and IBM. The Company has developed graphical interfaces for Arcadia, PathMill, PowerMill and RailMill and intends to develop other interfaces during fiscal 1997. The Company's OEMs support several products that ease the integration of the Company's products to other environments. The following tables list the interfaces and tools supported by the Company:

Interfaces



                               CADENCE DESIGN      VIEWLOGIC    MENTOR GRAPHICS
                                SYSTEMS, INC.    SYSTEMS, INC.    CORPORATION

Framework Integration                 X                X                X

Schematic Capture Interface           X                X                X

Waveform Display                      X                X                X

Co-simulation with Verilog-XL         X


Tools
-----


Netlist integration       Vector integration        Waveform integration
-------------------       ------------------        --------------------

SPICE                     SPICE                     TurboWave

EDIF                      Verilog                   SimWave

LSIM                      Proprietary formats

Verilog

SALES, MARKETING AND CUSTOMERS

         The Company markets its products in North America and Europe primarily through a direct sales organization. EPIC uses a team of sales personnel and field applications engineers working together from the Company's sales and support offices to provide commercial and technical solutions for each customer. Additionally, the Company has a team of product experts based at the Company's headquarters to assist the applications engineers in certain situations where an advanced level of product expertise is required. The Company has domestic sales and support offices in Sunnyvale and Irvine, California, Austin and Dallas, Texas, Framingham, Massachusetts, Upper Saddle River, New Jersey, Research Triangle, North Carolina, Arvada, Colorado, Phoenix, Arizona, Vancouver, Washington and Baltimore, Maryland. Internationally, the Company has sales and support offices in Taipei, Taiwan, Grenoble, France and London, England. As of September 30, 1996, the Company employed 34 sales personnel and 43 applications engineers. The Company participates in industry trade shows and organizes seminars to promote and further expand the adoption of its products and technologies.

         In Asia, EPIC markets its products primarily through a limited number of independent distributors who license and service the Company's products in this market. The Company also supports these distributors and their customers with technical, sales and management personnel. Marubeni is the Company's exclusive distributor in

Japan. C&G Technology distributed the Company's products on a nonexclusive basis in Korea until June 30, 1996. Beginning July 1, 1996, EPIC Associates, Inc. became the Company's nonexclusive distributor in Korea. The Company is currently negotiating with C&G Technology for a new nonexclusive distributor agreement intended to be effective January 1, 1997 and intends to employ some of the employees of EPIC Associates, Inc. to directly support the Company's Korean customers starting January 1, 1997. Future Techno Design distributes the Company's products on a nonexclusive basis in the ASEAN countries (Singapore, Malaysia, Indonesia, Thailand and the Philippines) and in India. The Company has no direct sales force and relies on a single distributor for licensing and support of its products in each of Japan, Korea and the ASEAN countries and India. Accordingly, the Company is dependent upon the continued viability and financial stability of its distributors, and in particular, of Marubeni. Since the Company's products are used by highly skilled professional engineers, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, the Company's distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's current distributors will be able to continue to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that any distributor that licenses the Company's products will choose to continue to license such products or that these distributors will not devote greater resources to licensing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

         In June 1996, the Company entered into a nonexclusive OEM agreement with Cascade Design Automation Corp. ("Cascade"). Under such agreement, Cascade is granted the nonexclusive right of distributing the Company's Arcadia product by bundling it with Cascade's own product.

         International license and service revenue accounted for 39.7%, 44.3% and 48.5% of the total revenue in fiscal 1996, 1995 and 1994, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its revenues in the future. These revenues involve a number of inherent risks, including the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, and tariffs and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international license and service revenue and, consequently, on the Company's business, financial condition and results of operations. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenues by licensing its products for United States currency, the Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. Currency exchange fluctuations in countries in which the Company licenses its products could have a material adverse effect on the Company by resulting in pricing that is not competitive with prices denominated in local currencies.

         In fiscal 1996, 1995 and 1994, licensing and service revenue from Marubeni accounted for 21.9%, 16.6% and 15.6%, respectively, of total revenue. Advanced Micro Devices, Inc. accounted for 10.7% of licensing and service revenue in fiscal 1996. Licensing and service revenue from the C&G Technology, the Company's distributor in Korea, accounted for 11.0% of total revenue in fiscal 1995. No other customer of the Company accounted for greater than 10% of total revenue during fiscal 1996, 1995 or 1994.

CUSTOMER SERVICE AND SUPPORT

         The Company provides its customers with a wide range of support services, including a support hot-line, on-site support and on-site and in-house training for all products. The Company's customer service and support is provided by application engineers who understand the design methodologies of the Company's customers and generally have IC design backgrounds. Pre-sales support is supplied in executing benchmarks, training and providing integration analysis as needed. Post-sales support is provided pursuant to renewable annual maintenance contracts. In addition, customers with maintenance agreements have access to a hot-line and receive periodic product enhancement releases at no additional cost. Initial training is currently included in the license fees, however, customers are charged for specialist consulting or on-site training. Most of the Company's customers currently have maintenance agreements.

PRODUCT DEVELOPMENT

         The Company's future success is dependent in part upon its ability to enhance its current products and to develop and introduce new products on a timely and a cost-effective basis that keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. The Company's research and development staff focuses on the development, enhancement and support of a particular product of the Company or the development and support of product integration and graphical user interfaces. These groups also focus on releasing improved versions of the Company's existing products and developing new products and product options.

         The Company's product development efforts are currently focused on several new products that the Company currently expects to introduce in fiscal 1997 in the timing, power and reliability areas. With its recent acquisition of CIDA, the Company is continuing the development efforts in the layout verification area. In addition, the Company is modifying its products for the ASIC design market segment. The Company is working with ASIC vendors and designers to develop a tool designed to provide accurate power analysis and diagnostics for ASIC applications. The EDA industry is characterized by extremely rapid technological change, frequent new product introductions, evolving industry standards and changing customer requirements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely and a cost-effective basis that keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-efficient manner would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The EDA industry is highly competitive. In general, competition in the EDA industry comes from major EDA vendors, each of which has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. These companies also have established relationships with current and potential customers of the Company. Market acceptance of the Company's products will require that IC designers adopt modified methods of design simulation and analysis, for example simulating and analyzing at the transistor level as opposed to the gate level. Designers have historically relied on other methodologies implemented through products supplied by the major EDA vendors, and there can be no assurance that they will be willing to change these established methods of design simulation and analysis. If the market for the Company's products develops, the Company expects competition from the major EDA vendors to increase. In addition, a variety of small companies develop and bring new products to the market, and any of these companies could become a significant competitor in the EDA market in the future. The Company also competes with the internal design groups of its existing and potential customers, many of whom design and develop customized simulation and analysis tools for their particular needs and therefore may be reluctant to purchase products offered by independent vendors. In addition, increased competition could result from vendors of SPICE simulation products which increase the performance of their existing products to match that of the Company's products.

         Each of the Company's products addresses a different aspect of IC performance optimization and has different competitors. AMPS competes with a tool that Cadence has licensed from Lucent Technology, Inc. Arcadia competes with extraction tools offered by Cadence, Avant! Corp. ("Avant!") and High Level Design Systems, Inc. ("HLDS"). PathMill competes with a static timing analysis product offered by Cadence at the transistor level and there are several gate level analyzers which have historically been used for static timing analysis. Among the leading EDA vendors that currently offer gate level static timing analyzers are Viewlogic, Synopsys, Cadence and Mentor Graphics Corporation ("Mentor"). In addition, the Company is aware of certain transistor level products competitive with PathMill which are offered by smaller EDA companies. PowerMill competes with transistor level products offered by Mentor and Avant! and gate level products offered by Synopsys. TimeMill experiences competition from product offerings of Avant!, Mentor and certain smaller EDA companies. To date, the Company has faced little direct competition for RailMill and Vertue. The Company has also recently established a silicon characterization service laboratory which is competing with a similar service laboratory at Avant!. With the Company entering into the market of physical verification through its acquisition of CIDA, the Company will also be competing with layout verification tools from Cadence, Mentor and Avant!.

         Several recent consolidations in the EDA industry involving medium to large EDA companies acquiring small technology companies have provided the additional sales distribution channels and customer base access to these smaller companies that otherwise would not have had such resources. For example, as a result of Avant!'s acquisitions of Anagram, Inc., Meta-Software, Inc. and Frontline Design Automation and Cadence's recent announcements of agreements to acquire HLDS and Cooper & Chyan Technology, Inc., the Company believes that its competitive environment has moved toward a small number of competitors with increased competition coming from larger, more diversified EDA companies that possess significantly greater financial, technical and marketing resources and greater name recognition and larger installed customer bases than the Company.

         The Company competes on the basis of certain factors, including first-to-market product capabilities, product performance, price, support of industry standards, ease of use and customer technical support and service. The Company believes that it currently competes favorably overall with respect to these factors, particularly time-to-market product features, technical support and customer service. However, there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations. In particular, increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, there can be no assurance that current competitors or other entities will not develop similar products that have significant advantages over the Company's core technology which could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY

         The Company relies primarily upon a combination of copyright and trademark laws to establish and protect proprietary rights in its products. The Company seeks to protect the source code for its products as an unpublished copyrighted work. The Company generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. The Company does not license or release the source code for its proprietary software to its customers, except in connection with source code escrow arrangements. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Because the EDA industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also important to establishing and maintaining a technology leadership position. The Company does not hold any patents and does not anticipate that it will rely in the future on patents to protect its proprietary rights.

         Although the Company does not believe its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. Although there are no such pending lawsuits against the Company or notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. The Company could incur substantial costs and diversion of management resources in defending itself and its customers against any such claims. Furthermore, parties making such claims could secure substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. If it appears necessary or desirable, the Company may seek licenses under intellectual property that it is allegedly infringing. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of September 30, 1996, the Company had a total of 195 employees, including 92 in research and development, 84 in sales, marketing and related customer support services, and 19 in administration. Thirty-four of the Company's employees hold Ph.D. degrees. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. The Company is highly dependent upon the continued service of, and on its ability to attract and retain, qualified technical, sales, marketing and managerial personnel. The competition for qualified personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, there are only a limited number of qualified EDA engineers, and the competition for such individuals is especially intense. There can be no assurance that the Company will be able to continue to attract and retain the qualified technical and other personnel necessary for the development of its business.

ITEM 2. PROPERTIES

         In December 1995, the Company relocated its principal administration, sales, marketing and research and development operations to a facility occupying approximately 53,000 square feet in Sunnyvale, California. The facility is leased through November 2000, at which time the Company has two options to extend the lease for additional periods of two and one-half years each. The Company's lease on its former principal facility expired in February 1996. In addition, the Company also leases sales offices in Irvine, California, Austin and Dallas, Texas, Framingham, Massachusetts, Upper Saddle River, New Jersey, Vancouver, Washington, Taipei, Taiwan, Grenoble, France and London, England. The Company also leases an approximately 3,000 square feet facility in Santa Clara, California, pursuant to a lease assumed in connection with the acquisition of Archer. The Company subleases this facility to a third-party. Additionally, pursuant to a lease assumed in connection with the acquisition of CIDA, the Company leases approximately 2,500 square feet facility in Sunnyvale, California and such lease expires on December 31, 1996. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of November 15, 1996 are as follows:

        Name                       Age             Position
---------------------------------- ---    ----------------------------------------------------
Sang S. Wang, Ph.D. ..............  51    Chief Executive Officer and Chairman of the Board of
                                            Directors

Bernard Aronson ..................  65    President and Director

Gary A. Larsen ...................  63    Vice President, Worldwide Sales

Tammy S. Liu .....................  40    Chief Financial Officer and Secretary

         Dr. Wang, a co-founder of the Company, has served as Chief Executive Officer since August 1991 and as Chairman of the Board of Directors since September 1993. From the Company's inception in October 1986, he served as President until August 1991 and as Chief Financial Officer until March 1993. Prior to founding the Company, Dr. Wang was a Manager of Computer Aided Design at AMD, a manufacturer of integrated circuits, responsible for the development of AMD's internal bipolar circuit simulation environment.

         Mr. Aronson has served as President of the Company since August 1991 and as a Director since March 1992. From March 1990 to August 1991, Mr. Aronson served as Executive Vice President of Zoran Corporation, a semiconductor company. From 1987 to January 1990, he served as President of ICI Array Technology, Inc., a contract assembly company. From 1976 to 1987, Mr. Aronson served as President of Pico Design, Inc., a semiconductor chip design company that he founded and which became a wholly-owned subsidiary of Motorola in 1979.

         Mr. Larsen has served as Vice President, Worldwide Sales since joining the Company in August 1994. From 1984 to April 1994, he served in a variety of managerial positions at Cadence, most recently as Vice President of the ASIC Solution Group.

         Ms. Liu has served as Chief Financial Officer since joining the Company in January 1994 and as Secretary since August 1994. From January 1990 to September 1993, she served as Chief Financial Officer at PiE Design Systems, Inc., a manufacturer of system level verification tools. From 1988 to December 1989, she served as Corporate Controller of Plexus Computers, Inc., a manufacturer of image processing computers. Prior to that time, she served in a variety of financial management positions at Cadence and Finnigan Corporation, a manufacturer of mass spectrometers.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol EPIC since the Company's initial public offering on October 26, 1994. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low sale prices on the Common Stock.

FISCAL YEAR ENDED SEPTEMBER 30, 1996                HIGH         LOW
                                                  -------      -------
   Fourth Quarter                                 $ 26.75      $ 17.50
   Third Quarter                                  $ 36.00      $ 24.00
   Second Quarter                                 $ 36.75      $ 20.50
   First Quarter                                  $ 24.25      $ 19.00

FISCAL YEAR ENDED SEPTEMBER 30, 1995                HIGH         LOW
                                                  -------      -------
   Fourth Quarter                                 $ 24.25      $ 15.75
   Third Quarter                                  $ 18.12      $ 12.63
   Second Quarter                                 $ 13.62      $  9.00
   First Quarter (From October 26, 1994)          $ 12.37      $  9.37

         As of November 15, 1996, there were approximately 84 holders of record of the Common Stock.

         The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data of the Company are qualified by reference to and shall be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statement, related notes and other financial information included elsewhere in this Report.

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                 1996         1995       1994      1993       1992
                                                 ----         ----       ----      ----       ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  License                                      $ 34,548     $20,732    $ 9,694    $4,808    $ 2,250
  Service                                         9,371       4,271      1,645       724        452
                                               --------     -------    -------    ------    -------
     Total revenue                               43,919      25,003     11,339     5,532      2,702
                                               --------     -------    -------    ------    -------
Cost and expenses:
  Cost of license                                 1,671       1,315        572       161         68
  Cost of service                                 1,681         987        454       235         94
  Sales and marketing                            13,285       8,771      4,548     2,114        899
  Research and development                       10,566       5,886      2,908     1,668      1,252
  General and administrative                      3,380       2,325      1,027       545        362
  Purchased in-process technology                18,806       3,261         --        --         --
                                               --------     -------    -------    ------    -------
     Total operating expenses                    49,389      22,545      9,509     4,723      2,675
                                               --------     -------    -------    ------    -------
Income (loss) from operations                    (5,470)      2,458      1,830       809         27
Interest income, net                              1,153         822         82        24         13
                                               --------     -------    -------    ------    -------
Income (loss) before income taxes                (4,317)      3,280      1,912       833         40
Provision for income taxes                        5,361       2,290        674       230         65
                                               --------     -------    -------    ------    -------
Net income (loss)                              $ (9,678)    $   990    $ 1,238    $  603    $   (25)
                                               ========     =======    =======    ======    =======
Net income (loss) per share (1)                $  (0.77)    $  0.08    $  0.13    $ 0.06    $ (0.01)
                                               ========     =======    =======    ======    =======
Shares used in per share computation(1)          12,625      13,198      9,864     9,520      4,922
                                               ========     =======    =======    ======    =======

                                                              Years Ended September 30,
                                                              -------------------------
                                                  1996        1995       1994      1993       1992
                                                  ----        ----       ----      ----       ----
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short term
    investments                                $ 39,527     $27,918    $ 3,974    $  872    $   965
Working capital                                  30,763      23,584      1,862     1,521      1,335
Total assets                                     54,791      35,781      7,907     3,345      2,257
Total shareholders' equity                       37,054      26,925      3,637     2,163      1,545

-----------------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

      Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below in the second paragraph under "Overview," "Factors Affecting Future Operating Results" and "Liquidity and Capital Resources." These forward-looking statements include the last sentence of the first paragraph under "Overview," the statement relating to future international license and service revenue in the fourth paragraph under "Research and Development," the last sentence of the second paragraph under "Liquidity and Capital Resources" and the statement relating to the period of time through which the Company's resources will be adequate to finance its operations in the last paragraph under "Liquidity and Capital Resources."


OVERVIEW

         The Company develops, markets and supports a family of simulation and analysis software tools that helps IC designers better manage the timing, reliability and power characteristics of IC designs. The Company was founded in 1986 and licensed its first product, TimeMill, in August 1987. The Company began licensing PathMill in June 1989, PowerMill in March 1992, Vertue in March 1994, RailMill in May 1995 and its latest product, AMPS, in January 1996. With the acquisition of Archer Systems, Inc. ("Archer"), the Company also began licensing Arcadia in November 1995. Substantially all of the Company's license revenue to date has been derived from the licensing of Arcadia, PathMill, PowerMill and TimeMill. The Company also derives service revenue primarily from maintenance agreements which provide customers access to product enhancements, training and customer support. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon expiration. The Company has recently acquired CIDA Technology, Inc. ("CIDA") which is developing a new technology in the area of layout verification. The Company does not expect to generate any substantial revenue from these products until they are formally released and receive market acceptance.

         Most of the Company's products are based upon a single set of core software technologies, and the licensing and support of all products are expected to account for substantially all of the Company's revenue for the foreseeable future. Market acceptance of the Company's products by existing and new customers and the competitiveness of the products in an ever increasing competitive environment are critical to the Company's future success. There can be no assurance that the markets for which the Company's products are best suited will develop or, if such markets do develop, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability in the future.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data of the Company expressed as a percentage of total revenue.

                                         YEARS ENDED SEPTEMBER 30,
                                         -------------------------
                                         1996       1995      1994
                                         ----       ----      ----
Revenue:
   License                               78.7%      82.9%     85.5%
   Service                               21.3       17.1      14.5
                                        -----      -----     -----
       Total revenue                    100.0      100.0     100.0
                                        -----      -----     -----

Costs and expenses:
   Cost of license                        3.8        5.3       5.0
   Cost of service                        3.8        3.9       4.1
   Sales and marketing                   30.2       35.1      40.1
   Research and development              24.1       23.6      25.6
   General and administrative             7.7        9.3       9.1
   Purchased in-process technology       42.8       13.0        --
                                        -----      -----     -----
       Total operating expenses         112.4       90.2      83.9
                                        -----      -----     -----
Income (loss) from operations           (12.4)       9.8      16.1
Interest income, net                      2.6        3.3       0.8
                                        -----      -----     -----
Income (loss) before income taxes        (9.8)      13.1      16.9
Provision for income taxes               12.2        9.1       6.0
                                        -----      -----     -----
Net income (loss)                       (22.0)%      4.0%     10.9%
                                        =====      =====     =====


         Revenue. Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support. The Company recognizes revenue from software licenses after shipment of the products and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. Costs related to insignificant vendor obligations for post-contract customer support are accrued upon recognition of the license revenue. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed. Total revenue increased by 75.7% to $43.9 million in fiscal 1996 from $25.0 million in fiscal 1995 and increased by 120.5% in fiscal 1995 from $11.3 million in fiscal 1994. The percentage of the Company's total revenue attributable to license fees decreased to 78.7% in fiscal 1996 from 82.9% and 85.5% in fiscal 1995 and 1994, respectively.

         License revenue increased by 66.6% to $34.5 million in fiscal 1996 from $20.7 million in fiscal 1995 and increased by 113.9% in fiscal 1995 from $9.7 million in fiscal 1994. The increase in revenue in fiscal 1996 was primarily due to increases in number of licenses of Arcadia, PathMill, PowerMill, RailMill and various options for such products. The increase in revenue in fiscal 1995 was primarily due to increases in number of licenses of PathMill, PowerMill, TimeMill and to a lesser extent, various options and third party software products. In May 1995, the Company began licensing its reliability product, RailMill. In July 1995, with the acquisition of Archer, the Company started licensing Arcadia. To date, price increases have not been a material factor in the Company's revenue growth.

         Service revenue increased by 119.4% to $9.4 million in fiscal 1996 from $4.3 million in fiscal 1995 and increased by 159.6% in fiscal 1995 from $1.6 million in fiscal 1994. The increases in service revenue in each fiscal year were primarily attributable to maintenance contracts in connection with the continued growth of the installed base of customers licensing the Company's products. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon expiration. The percentage of the Company's total revenue attributable to service revenue increased to 21.3% in fiscal 1996 from 17.1% in fiscal 1995 and from 14.5% in fiscal 1994. Service revenue as a percentage of total revenue increased in fiscal 1996 as a result of the Company generating $1.8 million or 19.1% of service revenue from consulting and training revenues, which had historically been minimal. Service revenue as a percentage of total revenue increased in fiscal 1995 primarily due to the faster growth of maintenance customer base compared to the growth rate of total revenue.

         International license and service revenue accounted for 39.7%, 44.3% and 48.5% of total revenue in fiscal 1996, 1995 and 1994, respectively. The decreases of international license and service revenue as a percentage of total revenue were primarily due to the increases of volume purchase agreements with major domestic customers. The Company expects that international license and service revenues will continue to account for a significant portion of its revenues in the future. License and service revenue from Marubeni, the Company's exclusive distributor in Japan, accounted for 21.9%, 16.6% and 15.6% of total revenue in fiscal 1996, 1995 and 1994, respectively. License and service revenue from Advanced Micro Devices, Inc. accounted for 10.7% of total revenue in fiscal 1996. License and service revenue from C&G Technology, the Company's distributor in Korea, accounted for 11.0% of total revenue in fiscal 1995. No other customer or distributor accounted for more than 10% of total revenue during any of these periods.

         Cost of Revenue. Cost of license revenue includes third party software license royalties, documentation and other production costs related to the licensing of the Company's products. Cost of license revenue as a percentage of total revenue decreased to 3.8% in fiscal 1996 from 5.3% in fiscal 1995 and from 5.0% in fiscal 1994. The decreases in cost of license revenue as a percentage of total revenue were primarily due to the cost of license revenue increasing at a slower rate than the growth in total revenue.

         Cost of service revenue includes personnel and related operating costs allocated to maintenance and other customer support services. Cost of service revenue as a percentage of total revenue remained relatively constant at 3.8%, 3.9% and 4.1% in fiscal 1996, 1995 and 1994, respectively.

         Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 51.5% to $13.3 million in fiscal 1996 from $8.8 million in fiscal 1995 and increased by 92.9% in fiscal 1995 from $4.5 million in fiscal 1994. Sales and marketing expenses increased in each period due to the expansion of the Company's worldwide direct sales and marketing organization, increased commissions associated with increased revenue and, to a lesser extent, participation in domestic and international conferences and trade shows. During the periods, the Company established direct sales and support offices in the United States, Europe and Asia. The number of sales and marketing personnel also increased to 84 persons at the end of fiscal 1996 from 57 and 34 persons at the end of fiscal 1995 and 1994, respectively. As a percentage of total revenue, sales and marketing expenses were 30.2%, 35.1% and 40.1% of total revenue in fiscal 1996, 1995 and 1994, respectively. The decrease of sales and marketing expenses as a percentage of total revenue in fiscal 1996 from fiscal 1995 and 1994 was primarily due to total revenues increasing at a rate faster than the increases in sales and marketing expenses.

         Research and Development. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 79.5% to $10.6 million in fiscal 1996 from $5.9 million in fiscal 1995 and increased by 102.4% in fiscal 1995 from $2.9 million in fiscal 1994. The increases in research and development expenses in each period resulted primarily from the continued investment in the number of research and development personnel, which grew to 92 persons at the end of fiscal 1996 from 58 and 33 persons at the end of fiscal 1995 and 1994, respectively, for the continued development of new software products, as well as enhancements to existing products. As a percentage of total revenue, these expenses were 24.1%, 23.6% and 25.6% of total revenues in fiscal 1996, 1995 and 1994, respectively. To maintain a competitive position in the EDA market, the Company expects to increase its investment in research and development, although such expenses as a percentage of total revenue may fluctuate.

         General and Administrative. General and administrative expenses increased by 45.4% to $3.4 million in fiscal 1996 from $2.3 million in fiscal 1995 and increased by 126.4% in fiscal 1995 from $1.0 million in fiscal 1994. The increases were primarily attributable to costs associated with new administrative personnel, professional fees such as legal and accounting, and increases in operating expenses associated with being a public company. As a percentage of total revenue, general and administrative expenses were 7.7%, 9.3% and 9.1% of total revenues in fiscal 1996, 1995 and 1994, respectively. The decrease of general and administrative expenses as a percentage of total revenue in fiscal 1996 was a result of total revenue increasing at a rate faster than the increases in general and administrative expenses.

         Purchased In-Process Technology. As of September 30, 1996, the Company substantially completed its acquisition of CIDA, through a merger of CIDA with and into a wholly-owned subsidiary of EPIC. The Company exchanged a total of 729,454 shares of Common Stock, options to purchase 101,000 shares of Common Stock and cash of $3.4 million for all of the outstanding shares of the common stock and options to purchase common stock of CIDA. The acquisition was accounted for as a purchase. The purchase price of $17.9 million, as well as costs directly attributable to the acquisition, have been allocated to the assets acquired and liabilities assumed. Approximately $18.8 million of the total purchase price represented the value of in-process technology that had not reached technological feasibility and that had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1996.

         As of June 30, 1995, the Company substantially completed its acquisition of Archer, through a merger of Archer with and into a wholly-owned subsidiary of EPIC. The Company exchanged a total of 260,484 shares of its common stock and options to purchase common stock of EPIC for all of the outstanding shares of the common stock and options to purchase common stock of Archer. The acquisition was accounted for as a purchase. The purchase price of $3.6 million, as well as costs directly attributable to the acquisition, have been allocated to the assets acquired and liabilities assumed. Approximately $3.3 million of the total purchase price represented the value of in-process technology that had not reached technological feasibility and that had no alternative future use and was charged to the Company's operations in the third quarter of fiscal 1995.

         Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision of income taxes as a percentage of pre-tax income, excluding purchased in-process technology which is not tax deductible since the mergers with CIDA and Archer were tax-free reorganizations was 37.0%, 35.0% and 35.3% for fiscal 1996, 1995 and 1994, respectively. These percentages are less than the federal and state combined statutory rate of approximately 40.0% due primarily to tax exempt interest income, the utilization of research and experimentation credits and the establishment of a Foreign Sales Corporation
(FSC). See Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date through private and public sales of equity securities and with cash from operations. Private sales of equity securities have yielded approximately $2.1 million. In addition, in October 1994, the Company completed its initial public offering raising approximately $17.4 million of cash, net of expenses. Net cash provided by operating activities was $13.3 million, $7.6 million and $4.4 million in fiscal 1996, 1995 and 1994, respectively, and resulted primarily from net income, adjusted by non-cash activities, and increases in accrued liabilities and income taxes payable. Accrued liabilities increased by approximately $6.8 million as of September 30, 1996 from the previous fiscal year end primarily due to costs associated with the mergers of Archer and CIDA, increases in accrued compensation and accruals of various operating expenses as a result of increased level of operations. Deferred revenue and customer deposits increased to $3.8 million at September 30, 1996 from $3.0 million at September 30, 1995 as a result of an increase in the number of maintenance and service contracts, the revenue from which is deferred and recognized ratably over the term of the contract.

         Cash used in investing activities resulted primarily from the net purchases of short-term investments, additions to property and equipment and increases in other assets. Purchases of short-term investments, net of proceeds from maturity of short term investments, were $9.6 million and $15.4 million in fiscal 1996 and 1995, respectively, and additions to property and equipment, consisting primarily of computer equipment, were $3.9 million, $1.8 million and $1.1 million in fiscal 1996, 1995 and 1994, respectively. As a result of the acquisition of CIDA and Archer, which were accounted for as purchases, the Company recorded a total of $1.1 million and $1.0 million, respectively, in other assets for technology and goodwill which are being amortized over the estimated useful lives of the assets ranging from three to five years. The Company expects to make capital expenditures of approximately $8.0 million in fiscal 1997.

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

         As of September 30, 1996, the Company had working capital of $30.8 million including cash, cash equivalents and short-term investments of $39.5 million. As of September 30, 1996, the Company had no bank indebtedness and no long term commitments other than minimum capital and operating lease obligations. The Company believes that the existing cash, cash equivalents and short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations through at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         Quarterly Operating Results May Fluctuate; Dependence on Semiconductor Industry. The Company's quarterly results may in the future vary significantly due to a number of factors, including the timing of customer design and development projects; the timing of significant orders; the timing of expenditures in anticipation of product releases or increased revenue; the timing of new product announcements by the Company and its competitors; competition and pricing in the semiconductor industry; market acceptance of new and enhanced versions of the Company's products; variations in the mix of products the Company licenses; and variations in product development or operating expenditures. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's expense levels are based, in part, on its expectations of future revenues. As a result, if anticipated revenue in any quarter does not occur or is delayed, expenditure levels could be disproportionately high as a percentage of revenues, and the Company's operating results for that quarter would be adversely affected.

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

         Market for Company's Products is Highly Competitive. The EDA industry is highly competitive. In general, competition in the EDA industry comes from major EDA vendors, each of which has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, a variety of small companies develop and bring new products to the market, and any of these companies could become a significant competitor in the EDA market in the future. The Company also competes with the internal design groups of its existing and potential customers, many of whom design and develop customized simulation and analysis tools for their particular needs and therefore may be reluctant to purchase products offered by independent vendors. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations. In particular, increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, there can be no assurance that current competitors or other entities will not develop similar products that have significant advantages over the Company's core technology which could have a material adverse affect on the Company's business, financial condition and results of operations.

         Company's Markets are Subject to Rapid Technological Change. The EDA industry is characterized by extremely rapid technological change, frequent new product introductions, evolving industry standards and changing customer requirements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely and a cost-effective basis that keep pace with technological development and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-efficient manner, would have a material and adverse effect on the Company's business, financial conditions and results of operations.

         Reliance Upon International Distributors. A substantial portion of the Company's international license and service revenue results from a limited number of distributors. The Company has no direct sales force, and relies on a single distributor for licensing and support of its products, in each of Japan, Korea and the ASEAN countries in India. Accordingly, the Company is dependent upon the continued viability and financial stability of its distributors and in particular of Marubeni. Since the Company's products are used by highly skilled professional engineers, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited member of distributors possess these resources. In addition, the Company's distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's product. There can be no assurance that the Company's current distributors will be able to continue to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that any distributor that licenses the Company's products will choose to continue to license such products or that these distributors will not devote greater resources to licensing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, financial conditions and results of operations.

         Risks Associated with International Licensing. International license and service revenue accounted for 39.7% of total revenue in fiscal 1996. The Company expects that international license and service revenue will continue to account for a significant portion of its revenues in the future. These revenues involve a number of inherit risks, including the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, unexpected changes in regulatory requirements, reduced protection of intellectual property rights in some countries, and tariffs and other trade barriers. There can be no assurance that such factors will not have a material adverse affect on the Company's future international license and service revenue and, consequently, on the Company's business, financial conditions and results of operations.

         Company is Dependent Upon Proprietary Technology. Despite precautions by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries. In addition, although the Company does not believe its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. The Company could incur substantial costs and diversion of management resources with respect to the defense of such claims which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse affect upon the Company's business, financial condition and results of operations.

         Future Acquisitions. During each fiscal 1996 and 1995, Company completed acquisitions of other companies. The Company's management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term pursue acquisitions of complimentary businesses, products or technologies. Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operation of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and the report of independent auditors appear on pages F-1 through F-16 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held February 12, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the section captioned "Record Date and Principal Share Ownership" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

                  The financial statements are filed as part of this Report:

                  Index to Consolidated Financial Statements ............................  F-1
                  Independent Auditors' Report ..........................................  F-2
                  Consolidated Balance Sheets at September 30, 1996 and 1995 ............  F-3
                  Consolidated Statements of Operations for the years ended September
                         30, 1996, 1995 and 1994 ........................................  F-4
                  Consolidated Statement of Shareholders' Equity for the years ended
                          September 30, 1996, 1995 and 1994 .............................  F-5
                  Consolidated Statements of Cash Flows for the years ended
                          September 30, 1996, 1995 and 1994 .............................  F-6
                  Notes to Consolidated Financial Statements ............................  F-7

         (a)(2)  Financial Statement Schedules

                 Valuation and Qualifying Accounts ......................................  S-1

     Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

                  3.1(2)      Restated Articles of Incorporation of the Registrant, as amended.
                  3.2(1)      Bylaws of the Registrant.
                  10.1(1)     Form of Indemnification Agreement between the Registrant and its officers and directors.
                  10.2(1)     1990 Stock Option Plan and forms of agreement thereunder.
                  10.3(1)     1994 Employee Stock Purchase Plan and agreement thereunder.
                  10.4(1)     1994 Director Stock Option Plan and form of agreement thereunder.
                  10.5(1)     Amended and Restated Registration Rights Agreement dated as of December 20, 1991 by and among
                              Registrant and certain individuals and entities named therein as amended by Amendment No. 1 thereto dated as of August 26, 1994.
                  10.6(2)     Triple Net Lease Agreement between Registrant and ARGOSystems, Inc. dated September 21, 1995.
                  10.7(1)     Exclusive Distributor Agreement between Registrant and Marubeni Hytech co. Ltd. dated January 25,
                              1988 and Amendments thereof.
                  10.8*(1)    Motorola Corporate Agreement between Registrant and Motorola Semiconductor Products Sector dated
                              August 6, 1993 and related Motorola Software End-User License Agreement dated September 23,
                              1994 and Amendments thereof.
                  10.9        1995 Equity Incentive Plan of CIDA Technology, Inc. and form of agreement thereunder.
                  10.10*(1)   Interface Development Agreement between Registrant and Precedence Incorporated dated as of
                              December 11, 1992.
                  10.11*      AMD Volume Purchase Agreement between Registrant and Advanced Micro Devices, Inc. dated January 1,
                              1995 and Amendments thereof.
                  10.11.01*   Addendum No. 1 effective as of March 30, 1996 and Addendum No. 2 effective as of September 30, 1996 to the AMD Volume Purchase Agreement.
                  11.1        Computation of net income per share.
                  22.1        List of subsidiaries of the Registrant.
                  23.1        Independent Auditors' Consent and Report on Schedule.
                  24.1        Power of Attorney (See Page 30).
                  27.1        Financial Data Schedule.

------------------
* Confidential treatment has been granted or is requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-83550) as declared effective by the Commission on October 26, 1994.

(2) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 filed on December 20, 1995.

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on November 14, 1996. This Form 8-K was filed to report the Company's acquisition of CIDA Technology, Inc. ("CIDA") consummated on November 7, 1996. The following financial statements of CIDA were filed as part of the Form 8-K:

                  For the period ended September 30, 1995:
                    Independent Auditors' Report
                    Balance Sheet
                    Statement of Operations
                    Statement of Shareholders' Deficiency
                    Statement of Cash Flows
                    Notes to Financial Statements

                  For the periods ended June 30, 1996 and 1995:
                    Unaudited Condensed Balance Sheet
                    Unaudited Condensed Statements of Operations
                    Unaudited Condensed Statements of Cash Flows
                    Notes to Unaudited Condensed Financial Statements

                  The following pro forma financial information was filed as part of the Form 8-K:

                  Unaudited Pro Forma Consolidated Balance Sheet
                  Unaudited Pro Forma Consolidated Statements of Operations Notes to Pro Forma Consolidated Financial Information

         (c)      Exhibits.  See Item 14(a)(3) above.

         (d)      Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EPIC DESIGN TECHNOLOGY


                               By:  /s/ SANG S. WANG, PH.D.
                                    --------------------------
                                    Sang S. Wang, Ph.D.
                                    Chief Executive Officer and Chairman of the
                                    Board of Directors
Date: November 27, 1996

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard Aronson and Tammy S. Liu, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

               SIGNATURE                      TITLE                                        DATE
               ---------                      -----                                        ----
/s/ SANG S. WANG, PH.D.        Chief Executive Officer and Chairman of the Board     November 27, 1996
-----------------------------  of Directors (Principal Executive Officer)
    (Sang S. Wang, Ph.D.)

/s/ BERNARD ARONSON            President and Director                                November 27, 1996
-----------------------------
    (Bernard Aronson)

/s/ TAMMY S. LIU               Chief Financial Officer and Secretary (Principal      November 27, 1996
-----------------------------  Financial and Accounting Officer)
    (Tammy S. Liu)

                               Director                                              November 27, 1996
-----------------------------
    (Yen-Son Huang, Ph.D.)

               SIGNATURE                      TITLE                                        DATE
               ---------                      -----                                        ----
/s/ HENRI A. JARRAT            Director                                              November 27, 1996
-----------------------------
    (Henri A. Jarrat)

/s/ JOSEPH A. PRANG            Director                                              November 27, 1996
-----------------------------
    (Joseph A. Prang)

                          EPIC DESIGN TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report.........................................................................   F-2
Consolidated Balance Sheets at September 30, 1996 and 1995...........................................   F-3
Consolidated Statements of Operations for the Years Ended September 30, 1996, 1995 and 1994..........   F-4
Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1996,
   1995 and 1994.....................................................................................   F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994..........   F-6
Notes to Consolidated Financial Statements...........................................................   F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of EPIC Design Technology, Inc.:

We have audited the accompanying consolidated balance sheets of EPIC Design Technology, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPIC Design Technology, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE LLP

San Jose, California
October 11, 1996

                          EPIC DESIGN TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                           SEPTEMBER 30,
                                                                                     -------------------------
                                                                                       1996             1995
                                                                                     --------         --------
Current assets:
  Cash and equivalents .......................................................       $ 13,259         $ 11,247
  Short-term investments .....................................................         26,268           16,671
  Accounts receivable (net of allowances of $216 in 1996 and $79 in 1995).....          6,300            2,937
  Prepaid expenses and other assets ..........................................          1,026              607
  Deferred income taxes ......................................................          1,647              978
                                                                                     --------         --------
           Total current assets ..............................................         48,500           32,440

Property and equipment - net .................................................          4,496            2,337
Other assets .................................................................          1,795            1,004
                                                                                     --------         --------

TOTAL ........................................................................       $ 54,791         $ 35,781
                                                                                     ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................................       $  1,091         $    878
  Income taxes payable .......................................................          1,538              414
  Accrued liabilities ........................................................         11,336            4,529
  Deferred revenue and customer deposits .....................................          3,772            3,035
                                                                                     --------         --------
           Total current liabilities .........................................         17,737            8,856
                                                                                     --------         --------
Commitments (Note 7)

Shareholders' equity:
  Preferred stock, no par value: 10,000 shares authorized; none outstanding                 -                -
  Common stock, no par value: 20,000 shares authorized;
    shares outstanding: 1996 - 13,642; 1995 - 12,134 .........................         44,608           24,864
  Deferred stock compensation ................................................           (110)            (203)
  Retained earnings (accumulated deficit) ....................................         (7,424)           2,254
  Unrealized gain (loss) on investments, net .................................            (20)              10
                                                                                     --------         --------
           Total shareholders' equity ........................................         37,054           26,925
                                                                                     --------         --------

TOTAL ........................................................................       $ 54,791         $ 35,781
                                                                                     ========         ========


                See Notes to Consolidated Financial Statements.

                          EPIC DESIGN TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------------
                                                           1996             1995            1994
                                                         --------         --------        --------
Revenue:
  License .........................................      $ 34,548         $ 20,732        $  9,694
  Service .........................................         9,371            4,271           1,645
                                                         --------         --------        --------
        Total revenue .............................        43,919           25,003          11,339
                                                         --------         --------        --------
Costs and expenses:
  Cost of license .................................         1,671            1,315             572
  Cost of service .................................         1,681              987             454
  Sales and marketing .............................        13,285            8,771           4,548
  Research and development ........................        10,566            5,886           2,908
  General and administrative ......................         3,380            2,325           1,027
  Purchased in-process technology .................        18,806            3,261               -
                                                         --------         --------        --------
        Total operating expenses ..................        49,389           22,545           9,509
                                                         --------         --------        --------
Income (loss) from operations .....................        (5,470)           2,458           1,830

Interest income, net ..............................         1,153              822              82
                                                         --------         --------        --------
Income (loss) before income taxes .................        (4,317)           3,280           1,912

Provision for income taxes ........................         5,361            2,290             674
                                                         --------         --------        --------

Net income (loss) .................................      $ (9,678)        $    990        $  1,238
                                                         ========         ========        ========

Net income (loss) per common and equivalent share..      $  (0.77)        $   0.08        $   0.13
                                                         ========         ========        ========

Shares used in per share computation ..............        12,625           13,198           9,864
                                                         ========         ========        ========


                See Notes to Consolidated Financial Statements.

                          EPIC DESIGN TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 CONVERTIBLE
                                               PREFERRED STOCK             COMMON STOCK
                                              ------------------        ------------------
                                              SHARES      AMOUNT        SHARES      AMOUNT
                                              ------      ------        ------      ------

BALANCES, October 1, 1993 ..............       1,992     $  1,815        3,641    $    398

Exercise of stock options ..............                                   902         142
Deferred stock compensation ............                                               365
Amortization of deferred stock
  compensation..........................
Net income .............................
                                              ------     --------       ------    --------

BALANCES, September 30, 1994 ...........       1,992        1,815        4,543         905

Conversion of preferred stock to common
  stock ................................      (1,992)      (1,815)       3,984       1,815
Initial public offering, net of issuance
  costs ................................                                 3,000      17,380
Issuance of common stock and stock
  options  assumed in connection with
  acquisition of Archer Systems ........                                   184       3,617
Issuance of common stock under stock
  purchase plan ........................                                    79         436
Exercise of stock options ..............                                   344         288
Tax benefit from employee stock
  transactions .........................                                               423
Amortization of deferred stock
  compensation .........................
Unrealized gain on investments, net ....
Net income .............................
                                              ------     --------       ------    --------

BALANCES, September 30, 1995 ...........           -            -       12,134      24,864

Issuance of common stock and stock
  options assumed in connection with
  acquisition of CIDA ..................                                   729      14,511
Issuance of common stock under stock
  purchase plan ........................                                    88         863
Exercise of stock options ..............                                   691       1,204
Tax benefit from employee stock
  transactions .........................                                             3,166
Amortization of deferred stock
  compensation .........................
Unrealized loss on investments, net ....
Net loss ...............................
                                              ------     --------       ------    --------
BALANCES, September 30, 1996 ...........           -     $      -       13,642    $ 44,608
                                              ======     ========       ======    ========


                                                                            UNREALIZED
                                                DEFERRED       RETAINED       GAIN            TOTAL
                                                 STOCK         EARNINGS     (LOSS) ON      SHAREHOLDERS'
                                              COMPENSATION     (DEFICIT)   INVESTMENTS        EQUITY
                                              ------------     ---------   -----------        ------

BALANCES, October 1, 1993 ..............       $    (76)       $     26      $     -        $  2,163

Exercise of stock options ..............                                                         142
Deferred stock compensation ............           (365)
Amortization of deferred stock
  compensation..........................             94                                           94
Net income .............................                          1,238                        1,238
                                               --------        --------      -------        --------

BALANCES, September 30, 1994 ...........           (347)          1,264            -           3,637

Conversion of preferred stock to common
  stock ................................                                                           -
Initial public offering, net of issuance
  costs ................................                                                      17,380
Issuance of common stock and stock
  options  assumed in connection with
  acquisition of Archer Systems ........                                                       3,617
Issuance of common stock under stock
  purchase plan ........................                                                         436
Exercise of stock options ..............                                                         288
Tax benefit from employee stock
  transactions .........................                                                         423
Amortization of deferred stock
  compensation .........................          144                                            144
Unrealized gain on investments, net ....                                          10              10
Net income .............................                            990                          990
                                               --------        --------      -------        --------

BALANCES, September 30, 1995 ...........           (203)          2,254           10          26,925

Issuance of common stock and stock
  options assumed in connection with
  acquisition of CIDA ..................                                                      14,511
Issuance of common stock under stock
  purchase plan ........................                                                         863
Exercise of stock options ..............                                                       1,204
Tax benefit from employee stock
  transactions .........................                                                       3,166
Amortization of deferred stock
  compensation .........................             93                                           93
Unrealized loss on investments, net ....                                         (30)            (30)
Net loss ...............................                         (9,678)           -          (9,678)
                                               --------        --------      -------        --------
BALANCES, September 30, 1996 ...........       $   (110)       $ (7,424)    $    (20)       $ 37,054
                                               ========        ========     ========        ========



                See Notes to Consolidated Financial Statements.

                          EPIC DESIGN TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                     1996         1995         1994
                                                                                   --------     --------     --------
Cash flows from operating activities:
  Net income (loss) ...........................................................    $ (9,678)    $    990     $  1,238
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .............................................       2,111          997          358
    Write-off of in-process technology ........................................      18,806        3,261            -
    Deferred income taxes .....................................................        (752)        (518)        (543)
    Amortization of deferred stock compensation ...............................          93          144           94
    Changes in assets and liabilities:
      Accounts receivable .....................................................      (3,363)      (1,280)         211
      Prepaid expenses and other assets .......................................        (401)         (64)        (144)
      Accounts payable ........................................................         202          (95)         251
      Income taxes payable ....................................................       4,290          (88)         857
      Accrued liabilities .....................................................       2,270        3,259          556
      Deferred revenue and customer deposits ..................................        (263)         956        1,521
                                                                                   --------     --------     --------
           Net cash provided by operating activities ..........................      13,315        7,562        4,399
                                                                                   --------     --------     --------

Cash flows from investing activities:
  Purchases of short-term investments .........................................     (42,785)     (48,430)      (1,245)
  Proceeds from maturity of short-term investments ............................      33,158       33,014            -
  Purchases of property and equipment .........................................      (3,896)      (1,792)      (1,107)
  Cash acquired in business acquisition .......................................          67           64            -
  Other assets ................................................................          86            -         (318)
                                                                                   --------     --------     --------
           Cash used in investing activities ..................................     (13,370)     (17,144)      (2,670)
                                                                                   --------     --------     --------

Cash flows from financing activities:
  Payments of capital lease obligations .......................................           -           (4)         (14)
  Proceeds from sales of common stock .........................................       2,067       18,104          142
                                                                                   --------     --------     --------
      Net cash provided by financing activities ...............................       2,067       18,100          128
                                                                                   --------     --------     --------

Net increase in cash and equivalents ..........................................       2,012        8,518        1,857

Cash and equivalents, beginning of year .......................................      11,247        2,729          872
                                                                                   --------     --------     --------
Cash and equivalents, end of year .............................................    $ 13,259     $ 11,247     $  2,729
                                                                                   ========     ========     ========

Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest ....................................................................    $      -     $      1     $      1
  Income taxes ................................................................    $    806     $  3,132     $    345

Supplemental schedule of noncash investing and financing activities:
  Conversion of preferred stock to common stock ...............................    $      -     $  1,815     $      -
  Tax benefit from employee stock transactions ................................    $  3,166     $    423     $      -
  Unrealized gain (loss) on investments .......................................    $    (30)    $     10     $      -
  Effect of acquisitions:
    Fair value of assets acquired, including in-process technology ............    $ 20,142     $  4,573     $      -
    Common shares, stock options issued and cash to be paid in the acquisition      (17,869)      (3,617)           -
                                                                                   --------     --------     --------
    Liabilities assumed .......................................................    $  2,273     $    956     $      -
                                                                                   ========     ========     ========

                See Notes to Consolidated Financial Statements.

                          EPIC DESIGN TECHNOLOGY, INC.
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


1.    ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

      Organization - EPIC Design Technology, Inc. (the Company) develops, markets and supports advanced simulation and analysis software tools for the design of integrated circuits.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

      Cash Equivalents and Short-Term Investments - All highly liquid debt investments purchased with a remaining maturity of three months or less are classified as cash equivalents. Cash equivalents, consisting primarily of municipal obligations, money market funds and bank savings accounts, are stated at cost which approximates fair value. Short-term investments consist primarily of highly liquid debt instruments purchased with a remaining maturity date of greater than three months. The Company classifies its short-term investments as "available-for-sale securities," and the carrying value of such securities is adjusted to fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The fair values of marketable debt instruments are based on quoted market prices. Cost is determined by specific identification for purposes of computing realized gains or losses.

      Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over their useful life or the lease term, whichever is shorter.

      Other Assets - Other assets, including $2,113,000 and $1,033,000 at September 30, 1996 and 1995, respectively, of purchased technologies, goodwill and covenants not to compete acquired through acquisitions, are amortized on a straight-line basis over a three- to five-year period. Accumulated amortization equaled $379,000 and $76,000 at September 30, 1996 and 1995, respectively.

      Revenue Recognition - Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support.

          License Revenue - Revenue from software licenses is recognized after shipment of the products and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. Costs related to insignificant vendor obligations for post-contract customer support are accrued upon recognition of the license revenue.

          Service Revenue - Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed.

      Software Development Costs - Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs to complete the products or enhancements would be capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

      Income Taxes - Income taxes are provided utilizing an asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and equivalents, short-term investments and accounts receivable. The Company licenses products primarily to customers and distributors in the integrated circuit design industry in North America, Europe and the Far East. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced significant losses related to individual customers or groups of customers in any particular geographic area. The Company invests its excess cash balances in high-grade instruments which it places for safekeeping with high quality financial institutions. The Company has not experienced any material losses in any of the instruments it has used for excess cash balances.

      Foreign Currency Translation - The functional currency of the Company's foreign subsidiaries is the U.S. dollar. All monetary assets and liabilities are translated at the current exchange rate at the end of the period, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Translation and transaction gains and losses, which are included in the consolidated statements of operations, have not been material in any of the periods presented.

      Net Income (Loss) Per Share - Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include outstanding convertible preferred stock and common stock options. All common shares issued and stock options granted by the Company at a price less than the initial public offering price subsequent to September 1, 1993 and prior to the initial public offering (using the treasury stock method for options) have been included in the computation of common and common equivalent shares outstanding for all periods presented prior to the initial public offering. Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding as including common equivalent shares would be anti-dilutive.

      Effect of New Accounting Standards - The Company accounts for its stock option plan and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 provides an alternative accounting method to APB 25 and its disclosure requirements are effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, SFAS 123 is not expected to have any impact on the Company's financial position or results of operations.

2.    INVESTMENTS

      The following is a summary of available-for-sale securities at September 30 (in thousands):

                              1996                                         1995
            ------------------------------------------  ------------------------------------------
            AMORTIZED   GROSS UNREALIZED    ESTIMATED   AMORTIZED   GROSS UNREALIZED    ESTIMATED
                       -------------------                         -------------------
               COST    GAINS        LOSSES  FAIR VALUE    COST     GAINS        LOSSES  FAIR VALUE
               ----    -----        ------  ----------    ----     -----        ------  ----------
Municipal
  bonds...   $26,288    $-          $(20)    $26,268     $16,661    $10           $-     $16,671

      At September 30, 1996 all available-for-sale securities have maturities due in two years or less. Realized gains or losses from the sale of securities were insignificant in fiscal years 1996, 1995 and 1994.

3.    ACQUISITIONS

      In fiscal 1995, the Company acquired Archer Systems, Inc., a company engaged in the design, manufacturing and marketing of an integrated circuit parameter extraction CAD tool. The Company exchanged a total of 184,208 shares of its common stock and options to acquire 76,276 shares of its common stock for all the outstanding shares of the common stock and options to purchase common stock of Archer. The acquisition was accounted for as a purchase. The purchase price of $3.6 million, as well as costs directly attributable to the acquisition, have been allocated to the assets acquired and liabilities assumed. Approximately $3.3 million of the total purchase price represented the value of in-process technology that had not reached technological feasibility and that had no alternative future use and was, therefore, charged to the Company's operations in the third quarter of fiscal 1995.

      In fiscal 1996, the Company acquired CIDA Technology, Inc. (CIDA), a development stage company formed to develop and market IC verification and extraction tools for use by IC design engineers. The Company exchanged a total of 729,454 shares of its common stock, options to acquire 101,000 shares of its common stock and cash of $3.4 million for all the outstanding shares of the common stock and options to purchase common stock of CIDA. The acquisition was accounted for as a purchase. The purchase price of $17.9 million, as well as costs directly attributable to the acquisition, have been allocated to the assets acquired and liabilities assumed. Approximately $18.8 million of the total purchase price represented the value of in-process technology that had not reached technological feasibility and that had no alternative future use and was, therefore, charged to the Company's operations in the fourth quarter of fiscal 1996.

      The operating results of Archer and CIDA have been included in the consolidated statements of operations since the dates of acquisition. Pro forma results of operations, assuming the acquisitions had taken place at the beginning of fiscal 1996 or 1995, would be as follows (in thousands):

                                                                 1996       1995
                                                                 ----       ----
        Revenues ...........................................   $ 44,419   $25,483
        Net income (loss) ..................................   $(11,044)  $    76
        Net income (loss) per common and equivalent share...   $  (0.83)  $  0.01

      The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill as well as the issuance of common shares as a result of the acquisition. The $18.8 million and $3.3 million charge for purchased in-process technology from the CIDA and Archer acquisitions, respectively, have been reflected in the pro forma results for the years ended September 30, 1996 and 1995, respectively. The pro forma combination of the companies is for presentation purposes only. Actual statements of operations of the companies will be combined from the effective date of the acquisition, with no retroactive restatement.

4.    PROPERTY  AND  EQUIPMENT

      Property and equipment consist of (in thousands):

                                                                     SEPTEMBER 30,
                                                                   ----------------
                                                                    1996     1995
                                                                    ----     ----
               Computers and related software ..................   $7,083   $3,633
               Other equipment .................................      351      137
               Furniture and fixtures ..........................      462      159
                                                                   ------   ------
                                                                    7,896    3,929
               Less accumulated depreciation and amortization...   (3,400)  (1,592)
                                                                   ------   ------
                                                                   $4,496   $2,337
                                                                   ======   ======

5.    ACCRUED  LIABILITIES

      Accrued liabilities consist of (in thousands):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                                1996    1995
                                                                ----    ----
               Accrued merger costs .......................   $ 4,433  $    -
               Accrued compensation and related benefits...     2,979   1,583
               Other ......................................     3,924   2,946
                                                              -------  ------
                                                              $11,336  $4,529
                                                              =======  ======

6.    SHAREHOLDERS'  EQUITY

      Employee Stock Purchase Plan - In fiscal 1994, the Company adopted the 1994 Employee Stock Purchase Plan, which permits eligible employees to purchase up to an aggregate of 350,000 shares of common stock of the Company. Under the Company's Employee Stock Purchase Plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair value of the Company's common stock as of the first day of each twelve-month offering period or the last day of each six-month purchase period. In 1996 and 1995, approximately 88,000 and 79,000 shares, respectively, were issued under this plan. As of September 30, 1996, the Company has approximately 183,000 shares of common stock available for future purchases under this Plan.

      Stock Option Plan - The Company's 1990 Stock Option Plan (the Plan) authorizes the issuance of 4,000,000 shares of common stock for the grant of incentive or nonstatutory stock options to employees, directors, contractors and consultants. Under the Plan, options are generally granted at fair value at the date of grant as determined by the Board of Directors. Such options become exercisable generally over four years and expire up to ten years from the grant date. Prior to the adoption of the 1990 Stock Option Plan, the Company granted options to purchase 420,000 shares of common stock.

      The Company has reserved 200,000 shares of common stock for issuance under the 1994 Director Option Plan, which provides for each outside Director to be granted an option to purchase 20,000 shares of common stock on the date on which such person first becomes an outside Director following the effective date of the Director Option Plan and, annually thereafter, an option to purchase 6,666 shares of common stock. The exercise price of such options will be the fair market value at the date of grant. The initial options vest over four years while the subsequent grants vest over twelve months from the date of grant. Through September 30, 1996, approximately 53,000 shares have been granted under this plan.

      Stock option activity is summarized as follows (in thousands):

                                                SHARES UNDER
                                                   OPTION       PRICE RANGE
                                                ------------  ---------------

             Outstanding, October 1, 1993 ....      1,838     $  .09 - $  .16

             Granted .........................        882        .16 -   5.00
             Canceled ........................        (74)       .16 -   5.00
             Exercised .......................       (902)       .09 -    .16
                                                    -----

             Outstanding, September 30, 1994 .      1,744        .16 -   5.00

             Granted or assumed ..............        612        .00 -  22.38
             Canceled ........................        (42)       .16 -  12.22
             Exercised .......................       (344)       .16 -  12.63
                                                    -----

             Outstanding, September 30, 1995 .      1,970        .00 -  22.38

             Granted or assumed ..............      1,559       1.00 -  36.00
             Canceled ........................       (740)       .17 -  35.00
             Exercised .......................       (691)       .00 -  22.75
                                                    -----

             Outstanding, September 30, 1996 .      2,098     $  .00 - $36.00
                                                    =====

      At September 30, 1996, options to purchase 560,000 shares of common stock were exercisable and options to purchase 163,000 and 147,000 shares of common stock were available for future grant under the 1990 Stock Option Plan and the 1995 Director Option Plan, respectively.

      Deferred Stock Compensation - In connection with the preparation of its initial public offering, the Company determined that certain stock options issued prior to the offering contained a compensatory element which should be recorded for financial reporting purposes. These valuations resulted in a charge to operations for the years ended September 30, 1996, 1995 and 1994 of $93,000, $144,000 and $94,000, respectively, and will result in remaining charges in future periods aggregating $110,000 to be amortized over the vesting period of the related stock options.

7.    LEASE COMMITMENTS

      The Company leases facilities under operating lease agreements which expire through calendar year 2001. Total rent expense for the years ended September 30, 1996, 1995 and 1994 was approximately $696,000, $531,000,
$213,000, respectively.

      Future minimum operating lease commitments as of September 30, 1996 are as follows (in thousands):

              YEAR ENDING
             SEPTEMBER 30,
             -------------
                 1997 ....  $  905
                 1998 ....     819
                 1999 ....     661
                 2000 ....     541
                 2001 ....      90
                            ------
                            $3,016
                            ======

8.    EXPORT SALES AND MAJOR CUSTOMERS

      The Company sells its products in North America, Asia and Europe. Export revenues as a percentage of net revenues for the years ended September 30 are as follows:

                     1996   1995   1994
                     ----   ----   ----
             Asia      29%    33%    41%
             Europe    11     11      8
                     ----   ----   ----
                       40%    44%    49%
                     ====   ====   ====

      Approximately 22%, 17% and 16% of revenues were made through a distributor in Japan, which sells the Company's products to various end user customers, in 1996, 1995 and 1994, respectively, and another distributor in Korea accounted for 11% of revenues in 1995. At September 30, 1996, accounts receivable from the Japanese distributor was $728,000. At September 30, 1995, accounts receivable from the two distributors were $922,000. One single end user customer accounted for 11% of revenues in 1996 and had an accounts receivable balance at September 30, 1996 of $1,109,000.

9.    INCOME TAXES

      The provision for income taxes for the years ended September 30 consists of (in thousands):

                                                1996     1995     1994
                                                ----     ----     ----
             Current:
              Federal ......................   $4,002   $1,623   $  656
              State ........................    1,067      547      216
              Foreign ......................    1,044      638      345
                                               ------   ------   ------
             Total current .................    6,113    2,808    1,217
                                               ------   ------   ------
             Deferred:
              Federal .......................    (582)    (415)    (451)
              State .........................    (170)    (103)     (92)
                                               ------   ------   ------
             Total deferred .................    (752)    (518)    (543)
                                               ------   ------   ------

             Total provision for income taxes  $5,361   $2,290   $  674
                                               ======   ======   ======

      Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate to income before income taxes as a result of the following (in thousands):

                                                              1996     1995   1994
                                                              ----     ----   ----
Provision (benefit) computed at federal statutory rate...   $(1,511)  $1,148   $669
Change in valuation allowance ...........................       115       67     34
Research and experimentation credit .....................         -      (97)  (100)
State income taxes, net of federal benefit ..............       580      293     81
Tax-exempt interest income ..............................      (368)    (261)     -
Nondeductible purchased in-process technology ...........     6,582    1,109      -
Other ...................................................       (37)      31    (10)
                                                            -------   ------   ----
Total provision for income taxes ........................   $ 5,361   $2,290   $674
                                                            =======   ======   ====

      Loss before income taxes attributable to the Company's foreign subsidiary was $330,000, $192,000 and $96,000 in 1996, 1995 and 1994, respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and credit carryforwards. Significant components of the Company's deferred income tax assets and liabilities as of September 30 are as follows (in thousands):

                                                              1996     1995
                                                              ----     ----
             Deferred tax assets:
               Conversion to accrual from cash basis .....   $  421   $  547
               Reserves not recognized for tax purposes...    1,144      486
               Net operating loss carryforwards ..........      221      101
               State taxes ...............................       40       87
               Depreciation and amortization .............      135       12
               Other .....................................       40      127
               Valuation allowance .......................     (216)    (101)
                                                             ------   ------
                                                              1,785    1,259
             Deferred tax liabilities -
               Intangible assets .........................     (138)    (281)
                                                             ------   ------
             Net deferred tax asset ......................   $1,647   $  978
                                                             ======   ======

      The Company has net operating loss carryforwards as of September 30, 1996 and 1995 of approximately $619,000 and $288,000, respectively, related to its French subsidiary that may be utilized to offset future taxable income of that entity. The valuation allowance as of September 30, 1996 and 1995 of $216,000 and $101,000, respectively, related entirely to these net operating loss carryforwards.

10.   EMPLOYEE BENEFIT PLAN

      Substantially all full-time employees are entitled to participate in the Company's retirement savings plan (401(k) Plan). Employer contributions to the 401(k) Plan were $140,000 and $24,000 for the years ended September 30, 1996 and 1995, respectively (none in 1994).

11.   RELATED PARTY TRANSACTION

      In fiscal 1995 and 1994, the Company received royalties from a shareholder under an OEM software license agreement. Revenues recognized under this agreement were $544,000 and $365,000 for the years ended September 30, 1995 and 1994, respectively. During fiscal 1995, the shareholder sold its investment in the Company and the OEM software license agreement was terminated.

                                    * * * * *

                                                                     SCHEDULE II

                          EPIC DESIGN TECHNOLOGY, INC.
                                ---------------

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE
                                                          AT      CHARGED TO                  BALANCE
             ALLOWANCES FOR ACCOUNTS RECEIVABLE        BEGINNING   COSTS AND                    AT END
             FOR THE FISCAL YEARS ENDED SEPTEMBER 30,  OF PERIOD   EXPENSES   DEDUCTIONS(1)  OF PERIOD
             ----------------------------------------  ---------  ----------  -------------  ---------
                1994 ................................   $   32     $   60         $   -       $   92
                1995 ................................       92         49            62           79
                1996 ................................       79        137             -          216

(1) Write-off of accounts, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

 3.1(2)   Restated Articles of Incorporation of the Registrant, as amended

 3.2(1)   Bylaws of the Registrant

10.1(1) Form of Indemnification Agreement between the Registrant and its officers and directors

10.2(1)   1990 Stock Option Plan and forms of agreement thereunder

10.3(1)   1994 Employee Stock Purchase Plan and agreement thereunder

10.4(1)   1994 Director Stock Option Plan and form of agreement thereunder

10.5(1) Amended and Restated Registration Rights Agreement dated as of December 20, 1991 by and among Registrant and certain individuals and entities named therein as amended by Amendment No. 1 thereto dated as of August 26, 1994

10.6(2) Triple Lease Net Agreement between Registrant and ARGOSystems, Inc. dated September 21, 1995

10.7(1) Exclusive Distributor Agreement between Registrant and Marubeni Hytech co. Ltd. dated January 25, 1998 and Amendments thereof

10.8(1) Motorola Corporate Agreement between Registrant and Motorola Semiconductor Products Sector dated August 6, 1993 and related Motorola Software End-User License Agreement dated September 23, 1994 and Amendments thereof

10.9 1995 Equity Incentive Plan of CIDA Technology, Inc. and form of agreement thereunder

10.10*(1) Interface Development Agreement between Registrant and Precedence
          Incorporated dated as of December 11, 1992

10.11* AMD Volume Purchase Agreement between Registrant and Advanced Micro Devices, Inc. dated January 1, 1995 and Amendments thereof

10.11.01* Addendum No. 1 effective as of March 30, 1996 and Addendum No. 2 effective as of September 30, 1996 to the AMD Volume Purchase Agreement

11.1      Computation of net income per share

22.1      List of subsidiaries of the Registrant

23.1      Independent Auditors' Consent and Report on Schedule

24.1      Power of Attorney (page 30)

27.1      Financial Data Schedule

--------------

* Confidential treatment has been granted or is requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement in Form S-1 (Reg. No. 33-83550) as declared effective by the Commission on October 26, 1994.

(2) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 on December 20, 1995.