Form 10-Q
period 1996-12-31
EPIC DESIGN TECHNOLOGY INC /CA/
filed 1997-02-05
CIK 929457

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-24756


                          EPIC DESIGN TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                77-0135608
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                              310 NORTH MARY AVENUE
                           SUNNYVALE, CALIFORNIA 94086
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (408) 731-2900
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.


                        Yes      X                No
                            ----------               ----------

         As of December 31, 1996 there were 13,717,285 shares of the Registrant's Common Stock outstanding.

================================================================================

                          EPIC DESIGN TECHNOLOGY, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page No.
PART I - FINANCIAL INFORMATION


     ITEM 1 - Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -                         3
                  December 31, 1996 and September 30, 1996

              Condensed Consolidated Statements of Income                     4
                  For the three months ended December 31, 1996 and 1995

              Condensed Consolidated Statement of Cash Flows                  5
                  For the three months ended December 31, 1996 and 1995


              Notes to Condensed Consolidated Financial Statements           6 - 7


     ITEM 2 - Managements's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8 -16


PART II -OTHER INFORMATION


     ITEM 6 - Exhibits and Reports on Form 8-K                                17


              Signatures                                                      18

              Index to Exhibits                                               19

PART  I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          EPIC DESIGN TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                      1996          1996 (1)
                                                                                  ------------   -------------
ASSETS

Current assets:

         Cash and equivalents                                                       $ 18,579        $ 13,259
         Short-term investments                                                       20,742          26,268
         Accounts receivable (net of allowance of $216)                                9,949           6,300
         Prepaid expenses and other assets                                             1,141           1,026
         Deferred income taxes                                                         1,647           1,647
                                                                                    --------        --------
              Total current assets                                                    52,058          48,500


Property and equipment - net                                                           4,801           4,496
Other assets                                                                           1,660           1,795
                                                                                    --------        --------

              Total assets                                                          $ 58,519        $ 54,791
                                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                           $  1,110        $  1,091
         Income taxes payable                                                          1,909           1,538
         Accrued liabilities                                                           8,958          11,336
         Deferred revenue and customer deposits                                        5,357           3,772
                                                                                    --------        --------
              Total current liabilities                                               17,334          17,737
                                                                                    --------        --------

Shareholders' equity:
         Common stock, no par value: 20,000,000 shares authorized; 13,717,285
              and 13,641,539 shares issued and outstanding, respectively              45,746          44,608
         Unrealized gain/(loss) on investments                                            24             (20)
         Deferred stock compensation                                                     (87)           (110)
         Retained earnings                                                            (4,498)         (7,424)
                                                                                    --------        --------
              Total shareholders' equity                                              41,185          37,054
                                                                                    --------        --------

              Total liabilities and shareholders' equity                            $ 58,519        $ 54,791
                                                                                    ========        ========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of September 30, 1996.

                          EPIC DESIGN TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                   ---------------------
                                                      1996        1995
                                                     -------     -------
Revenue:

       License                                       $11,240     $ 7,288
       Service                                         2,970       2,151
                                                     -------     -------
                   Total revenue                      14,210       9,439
                                                     -------     -------

Costs and expenses:
       Cost of license                                   337         454
       Cost of service                                   548         370
       Sales and marketing                             4,299       3,125
       Research and development                        3,630       2,065
       General and administrative                      1,105         744
                                                     -------     -------
                    Total operating expenses           9,919       6,758
                                                     -------     -------

Income from operations                                 4,291       2,681

Interest income                                          354         282
                                                     -------     -------

Income before income taxes                             4,645       2,963

Provision for income taxes                             1,719       1,096
                                                     -------     -------

Net income                                           $ 2,926     $ 1,867
                                                     =======     =======

Net income per share                                 $  0.20     $  0.14
                                                     =======     =======


Shares used in per share computation                  14,735      13,656
                                                     =======     =======

                          EPIC DESIGN TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands,unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                      ------------------------
                                                                                        1996            1995
                                                                                      --------        --------
Cash Flows from Operating Activities:
    Net Income                                                                        $  2,926        $  1,867
    Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
              Depreciation and amortization                                                737             359
              Amortization of deferred stock compensation                                   23              24
              Unrealized gain/(loss) on investments                                        (44)
              Changes in assets and liabilities, net of effects of acquisition:
                      Accounts receivable                                               (3,649)           (860)
                       Prepaid expenses and other assets                                  (115)           (927)
                      Accounts payable                                                      19            (212)
                       Income taxes payable                                                371           1,204
                       Accrued liabilities                                              (2,378)           (374)
                      Deferred revenue and customer deposits                             1,585             969
                                                                                      --------        --------

               Net cash provided (used) by operating activities                           (525)          2,050
                                                                                      --------        --------


Cash Flows from Investing Activities:
    Purchases of short-term investments                                                 (9,653)         (7,412)
    Maturities of short-term investments                                                15,180           3,717
    Purchases of property and equipment, net                                              (820)           (528)
    Other assets                                                                          --                51
                                                                                      --------        --------
              Net cash used (provided) in investing activities                           4,707          (4,172)
                                                                                      --------        --------

Cash Flows from Financing Activities
    Proceeds from sales of common stock, net                                             1,138             534
                                                                                      --------        --------
              Net cash provided by financing activities                                  1,138             534
                                                                                      --------        --------

Net increase  (decrease) in cash and equivalents                                         5,320          (1,588)

Cash and equivalents, beginning of period                                               13,259          11,247
                                                                                      --------        --------

Cash and equivalents, end of period                                                   $ 18,579        $  9,659
                                                                                      ========        ========



Supplemental disclosure of cash flow information -
    Cash paid during the period for income taxes                                      $    819        $    145


      See accompanying notes to Condensed Consolidated Financial Statements

                          EPIC DESIGN TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements reflect all adjustments (only of a normal and recurring nature) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for fiscal year 1996 as filed with the Commission on November 29, 1996. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending September 30, 1997, or any other future periods.

2.       Accounting for Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard became effective for the Company beginning October 1, 1996 and requires measurement of rewards made beginning October 1, 1995.

         The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. As required, the Company will implement these disclosure requirements for its employee stock option plans for the fiscal year beginning with its fiscal 1997 annual report. Based on the Company's current use of equity instruments, adoption of the new standard is not expected to impact reported net income or net income per share, and will not have any effect on the Company's cash flow.

3.       Increase in Authorized Share  of Common Stock

         At the Company's 1997 Annual Meeting of Shareholders, currently scheduled for February 12, 1997, the Company shareholders will consider and vote upon a proposal to increase the authorized number of shares of the Company's Common Stock to 31,500,000 shares.

4.       Proposed Merger with Synopsys, Inc.

         On January 16, 1997, the Company entered into an Agreement and Plan of Merger by and among the Company, Synopsys, Inc. ("Synopsys") and a wholly-owned subsidiary of Synopsys ("Sub") pursuant to which Sub will be merged with and into the Company (the "Merger"), whereby the Company will survive and become a wholly-owned subsidiary of Synopsys. In connection with the merger, (i) each share of the Company's Common Stock issued and outstanding at the effective time of the Merger will be converted into 0.7485 (the "Exchange Ratio") of a share of Synopsys Common Stock and (ii) each stock option to purchase shares of the Company's Common Stock will be assumed by Synopsys and converted into an option to purchase Synopsys Common Stock based upon the Exchange Ratio. Consummation of the Merger is subject to customary conditions to closing including the approval of the shareholders of each of Synopsys and the Company and certain regulatory approvals. The Merger is intended to be treated as a pooling of interest for accounting purposes and is intended to qualify as a tax-free reorganization for federal income tax purposes.

                          EPIC DESIGN TECHNOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below in the second paragraph under "Overview," in the third and fourth paragraphs under "Liquidity and Capital Resources" and under "Factors Affecting Future Operating Results." These forward-looking statements include the last sentence of the first paragraph under "Overview", the statement relating to future international license and service revenue in the fourth paragraph under "Revenue", the last sentence under "Research and Development" and the statement relating to the period of time through which the Company's resources will be adequate to finance its operations in the last paragraph under "Liquidity and Capital Resources."


Overview

         The Company develops, markets and supports a family of simulation and analysis software tools that helps IC designers better manage the timing, reliability and power characteristics of IC designs. The Company was founded in 1986 and licensed its first product, TimeMill(TM), in August 1987. The Company began licensing PathMill(TM) in June 1989, PowerMill(TM) in March 1992, Vertue(TM) in March 1994, RailMill(TM) in May 1995, AMPS(TM) in January 1996, and its latest options, TimeMill ACE(TM) and PowerMill ACE(TM), which are based on the Company's newly developed technology, in December 1996. With the acquisition of Archer Systems, Inc. ("Archer") the Company also began licensing Arcadia(TM), in November 1995. Substantially all of the Company's license revenue to date has been derived from the licensing of Arcadia, PathMill, PowerMill and TimeMill. The Company also derives service revenue primarily from maintenance agreements which provide customers access to product enhancements, training and customer support. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon expiration. The Company has also recently acquired CIDA Technology, Inc. ("CIDA") which is developing a new technology in the area of layout verification. The Company does not expect to generate any substantial revenue from these products until they are formally released and receive market acceptance.

         Most of the Company's products are based upon a single set of core software technologies, and the licensing and support of all products are expected to account for substantially all of the Company's revenue for the foreseeable future. Acceptance of the Company's products by existing and new customers and the competitiveness of the products in an ever increasingly competitive environment are critical to the Company's future success. There can be no assurance that the markets for which the Company's products are best suited will continue to develop or, if such markets do develop, that the Company's products will continue to achieve the market acceptance required to maintain revenue growth and continued profitability in the future.


Proposed Merger with Synopsys, Inc.

        On January 16, 1997, the Company entered into an Agreement and Plan of Merger by and among the Company, Synopsys, Inc. ("Synopsys") and a wholly-owned subsidiary of Synopsys ("Sub") pursuant to which Sub will be merged with and into the Company (the "Merger"), whereby the Company will survive and become a wholly-owned subsidiary of Synopsys. In connection with the Merger, (i) each share of the Company's Common Stock issued and outstanding at the effective time of the Merger will be converted into 0.7485 (the "Exchange Ratio") of a share of Synopsys Common Stock and (ii) each stock option to purchase shares of the Company's Common Stock will be assumed by Synopsys and converted into an option to purchase Synopsys Common Stock based upon the Exchange Ratio. Consummation of the Merger is subject to customary conditions to closing including the approval of the shareholders of each of Synopsys and the Company and certain regulatory approvals. The Merger is intended to be treated as a pooling of interest for accounting purposes and is intended to qualify as a tax-free reorganization for federal income tax purposes.

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of income data of the Company expressed as a percentage of total revenue.

                                           Three Months Ended December 31,
                                           -------------------------------
                                                 1996         1995
                                                 -----        -----
         Revenue:
           License                                79.1%        77.2%
           Service                                20.9         22.8
                                                 -----        -----
                  Total revenue                  100.0        100.0
                                                 -----        -----

         Costs and expenses:
           Cost of license                         2.4          4.8
           Cost of service                         3.8          3.9
           Sales and marketing                    30.3         33.1
           Research and development               25.5         21.9
           General and administrative              7.8          7.9
                                                 -----        -----
                  Total operating expenses        69.8         71.6
                                                 -----        -----

         Income from operations                   30.2         28.4
         Other income, net                         2.5          3.0
                                                 -----        -----
         Income before income taxes               32.7         31.4
         Provision for income taxes               12.1         11.6
                                                 -----        -----
         Net income                               20.6%        19.8%
                                                 =====        =====

         Revenue. Revenue consists primarily of fees for licenses of the Company's software products, maintenance and customer support. The Company recognizes revenue from software licenses after shipment of the products and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. Costs related to insignificant vendor obligations for post-contract customer support are accrued upon recognition of the license revenue. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed. Total revenue for the first quarter of fiscal 1997 increased by 50.5% to $14.2 million from $9.4 million in the first quarter of fiscal 1996.

         License revenue for the first quarter of fiscal 1997 increased by 54.2% to $11.2 million from $7.3 million in the first quarter of fiscal 1996. The increase in license revenue was primarily due to increases in the licensing of AMPS, Arcadia, RailMil, TimeMill and various options for such products. To date, price increases have not been a material factor in the Company's revenue growth.

         Service revenue for the first quarter of fiscal 1997 increased by 38.1% to $3.0 million from $2.2 million in the first quarter of fiscal 1996. The increase in service revenue was primarily attributable to maintenance contracts in connection with the continued growth of the installed base of customers licensing the Company's products. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon expiration. The percentage of the Company's total revenue attributable to service revenue decreased to 20.9% in the first quarter of fiscal 1997 from 22.8% in the first quarter of fiscal 1996. Service revenue as a percentage of total revenue decreased primarily due to the faster growth of license revenue compared to the growth rate of service revenue.

         International license and service revenue accounted for 39.0% and 44.9% of total revenue in the first quarter of fiscal 1997 and 1996, respectively. The decrease in international license and service revenue as a percentage of total revenue was primarily attributable to the increases of volume purchase agreements with major domestic customers . The Company expects that international license and service revenues will continue to account for a significant portion of its revenues in the future. License and service revenue from Marubeni, the Company's exclusive distributor in Japan, accounted for 19.2% and 24.9% of the total revenue in the first quarter of fiscal 1997 and 1996, respectively. No other customer or distributor accounted for more than 10% of total revenue during any of these periods.

         Cost of Revenue. Cost of license revenue includes third party software license royalties, documentation and other production costs related to the licensing of the Company's products. Cost of license revenue as a percentage of total revenue decreased to 2.4% in the first quarter of fiscal 1997 from 4.8% in the first quarter of fiscal 1996. The decrease in cost of license revenue as a percentage of total revenue was due to lower third party software licensing royalties and expenses increasing at a slower rate than the total revenue.

         Cost of service revenue as a percentage of total revenue remained relatively constant at 3.8% for the first quarter of fiscal 1997 compared to 3.9% for the first quarter of fiscal 1996 as personnel and related operating costs allocated to maintenance and other customer support services increased at a similar rate as the total revenue.

         Sales and Marketing. Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain distributors, promotional costs and related operating expenses. Sales and marketing expenses increased by 37.6% to $4.3 million in the first quarter of fiscal 1997 from $3.1 million in the first quarter of fiscal 1996. Sales and marketing expenses increased as the Company continued to expand its worldwide direct sales and support organization, incurred higher commissions associated with increased revenue and, to a lesser extent, increased participation in domestic and international trade shows, conferences and seminars. The number of sales and marketing personnel increased from 65 at the end of the first quarter of fiscal 1996 to 91 at the end of the first quarter of fiscal 1997. As a percentage of total revenue, sales and marketing expenses decreased to 30.3% in the first quarter of fiscal 1997 from 33.1% in the first quarter of fiscal 1996. The decrease was due to total revenues increasing at a rate faster than the increases in sales and marketing expenses.

         Research and Development. Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 75.8% to $3.6 million in the first quarter of fiscal 1997 from $2.1 million in the first quarter of fiscal 1996. The increase in expenses resulted from the continued investment in the number of research and development personnel, which grew from 61 at the end of the first quarter of fiscal 1996 to 95 at the end of the first quarter of fiscal 1997, and for the continued development of new software products, as well as enhancements to existing products. These increased expenses include the additional headcount and costs relating to the CIDA business acquired in the fourth quarter of fiscal 1996. As a percentage of total revenue, these expenses increased to 25.5% in the first quarter of fiscal 1997 from 21.9% in the first quarter of fiscal 1996. To maintain a competitive position in the EDA market, the Company expects to continue to increase its investment in research and development, although such expenses as a percentage of total revenue may fluctuate.

         General and Administrative. General and administrative expenses increased by 48.5% to $1.1 million in the first quarter of fiscal 1997 from $744,000 in the first quarter of fiscal 1996. The increase was primarily attributable to costs associated with new administrative personnel, professional consulting fees in connection with legal and accounting services, and increases in operating expenses associated with the continued growth of the Company. As a percentage of total revenue, general and administrative expenses remained relatively flat at 7.8% for the first quarter of fiscal 1997 compared to 7.9% for the first quarter of fiscal 1996.

         Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes as a percentage of income remained at 37.0% in the first quarter of fiscal 1997 as in the first quarter fiscal 1996. These percentages are less than the federal and state combined statutory rate of approximately 40.0% primarily due to tax exempt interest income and the benefits of the Company's Foreign Sales Corporation (FSC).

Liquidity and Capital Resources

         The Company has financed its operations to date through private and public sales of equity securities and with cash from operations. Private sales of equity securities have yielded approximately $2.1 million. In addition, in October 1994, the Company completed its initial public offering raising approximately $17.4 million of cash, net of expenses. Net cash used by operating activities was $525,000 in the three months ended December 31, 1996, which resulted from an increase in accounts receivable and a decrease in accrued liabilities, offset by net income, adjusted by non-cash activities, and an increase in deferred revenue and customer deposits. The increase in accounts receivable was primarily due to extended payment terms on certain volume purchase agreements with major domestic customers and the large number of products shipped late in the quarter. Cash payments related to the acquisition of CIDA was the primary cause for the decrease in accrued liabilities. The increase in deferred revenue and customer deposits resulted from continued increase in the number of maintenance and service contracts and a large advance payment from a major domestic customer.

         Cash provided by investing activities resulted primarily from the net maturities of short-term investments, offset by additions to property and equipment.

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

         As of December 31, 1996, the Company had working capital of $34.7 million, including cash, cash equivalents and short-term investments of $39.3 million. As of December 31, 1996, the Company had no bank indebtedness and no long term commitments other than minimum operating lease obligations. The Company believes that the existing cash, cash equivalents and short-term investments along with funds generated from operations will provide the Company with sufficient funds to finance its operations through at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

Factors Affecting Future Results

         Quarterly Operating Results May Fluctuate; Dependence on Semiconductor Industry. The Company's quarterly results have in the past and may in the future vary significantly due to a number of factors, including the timing of customer design and development projects; the timing of significant orders; the timing of expenditures in anticipation of product releases or increased revenue; the timing of new product announcements by the Company and its competitors; competition and pricing in the semiconductor industry; customer acceptance of new and enhanced versions of the Company's products; variations in the mix of products the Company licenses; and variations in product development or operating expenditures. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's expense levels are based, in part, on its expectations of future revenues. As a result, if anticipated revenue in any quarter does not occur or is delayed, expenditure levels could be disproportionately high as a percentage of revenues, and the Company's operating results for that quarter would be adversely affected.

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

         The EDA Industry is Highly Competitive. The EDA industry is highly competitive. In general, competition in the EDA industry comes from major EDA vendors, each of which has a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, a variety of small companies develop and introduce new products, and any of these companies could become a significant competitor in the EDA industry in the future. The Company also competes with the internal design groups of its existing and potential customers, many of whom design and develop customized simulation and analysis tools for their particular needs and therefore may be reluctant to purchase products offered by independent vendors. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations. In particular, increased competition could result in price reductions, reduced margins and loss of its competitive position, all of which could materially adversely affect the Company. In addition, there can be no assurance that current competitors or other entities will not develop similar products that have significant advantages over the Company's core technology which could have a material adverse affect on the Company's business, financial condition and results of operations.

         The Company's Industry is Subject to Rapid Technological Change. The EDA industry is characterized by extremely rapid technological change, frequent new product introductions, evolving industry standards and changing customer requirements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely and a cost-effective basis that keep pace with technological development and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers.

There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve customer acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-efficient manner, would have a material and adverse effect on the Company's business, financial conditions and results of operations.

         Reliance Upon International Distributors. A substantial portion of the Company's international license and service revenue results from a limited number of distributors. The Company has no direct sales force, and relies on a single distributor for licensing and support of its products, in each of Japan, Korea and the ASEAN countries and in India. Accordingly, the Company is dependent upon the continued viability and financial stability of its distributors and in particular of Marubeni. Since the Company's products are used by highly skilled professional engineers, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sale cycles, customer training and product service and support. Only a limited number of distributors possess these resources. In addition, the Company's distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's current distributors will be able to continue to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these or other distributors, that any distributor that licenses the Company's products will choose to continue to license such products or that theses distributors will not devote greater resources to licensing products of other companies. The loss of, or a significant reduction in revenue from, one of the Company's distributors could have a material adverse effect on the Company's business, financial conditions and results of operations.

         Risk Associated with international Licensing. International license and service revenue accounted for 39.7% and 39% of total revenue in fiscal 1996 and the first quarter of fiscal 1997, respectively. The Company expects that international license and service revenue will continue to account for a significant portion of its revenues in the future. Theses revenues involve a number of inherit risks, including the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, unexpected changes in regulatory requirements, reduced protection of intellectual property rights in some countries, and tariffs and other trade barriers. There can be no assurance that such factors will not have a material adverse affect on the Company's future international license and service revenue and, consequently, on the Company's business, financial conditions and results of operations.

         The Company is Dependent Upon Proprietary Technology. Despite precautions by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries. In addition, although the Company does not believe its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. The Company could incur substantial costs and diversion of management resources with respect to the defense of such claims which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse affect upon the Company's business, financial condition and results of operations.

         Future Acquisitions. During each fiscal 1996 and 1995, the Company completed acquisitions of other companies. The Company's management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term pursue acquisitions of complimentary businesses, products or technologies. Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operation of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets.

PART II - OTHER INFORMATION

ITEM 6:   Exhibits and Reports on Form 8-K



         (a)      Exhibit

                   2.1 Agreement and Plan of Merger, dated
                       as of January 16 1997, among Synopsys, Inc.,
                       EPIC Merger Co., Inc. and the Company. (1)

                  11.1 Statement regarding computation of per share earnings

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.


         -------------------------


                 (1) Incorporated by reference to the Registration
                     Statement on Form S-4 (Reg. No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  February 4, 1997
                                    EPIC DESIGN TECHNOLOGY, INC.
                                    (Registrant)




                                    /s/ TAMMY LIU
                                    ____________________________________________
                                    Tammy Liu
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS




        EXHIBIT
--------------------------------------------------------------------------------
11.1    Statement regarding computation of per share earnings



         (a)      Exhibit

                   2.1 Agreement and Plan of Merger, dated
                       as of January 16 1997, among Synopsys, Inc.,
                       EPIC Merger Co., Inc. and the Company. (1)

                  11.1 Statement regarding computation of per share earnings

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.


         -------------------------


                 (1) Incorporated by reference to the Registration
                     Statement on Form S-4 (Reg. No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997.