Form 10-Q/A
period 1996-12-31
EPIC DESIGN TECHNOLOGY INC /CA/
filed 1997-02-06
CIK 929457

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A

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



         (a)      Exhibit

                   2.1 Agreement and Plan of Merger, dated
                       as of January 16 1997, among Synopsys, Inc.,
                       EPIC Merger Co., Inc. and the Company. (1)*

                  11.1 Statement regarding computation of per share earnings*

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.


         -------------------------

                 *   Previously filed.

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




Dated:  February 5, 1997
                                    EPIC DESIGN TECHNOLOGY, INC.
                                    (Registrant)




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

                                INDEX TO EXHIBITS




        EXHIBIT
--------------------------------------------------------------------------------
11.1    Statement regarding computation of per share earnings



         (a)      Exhibit

                   2.1 Agreement and Plan of Merger, dated
                       as of January 16 1997, among Synopsys, Inc.,
                       EPIC Merger Co., Inc. and the Company. (1)*

                  11.1 Statement regarding computation of per share earnings*

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.


         -------------------------

                  *  Previously filed.

                 (1) Incorporated by reference to the Registration
                     Statement on Form S-4 (Reg. No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997.